Form 10QSB
period 1999-10-31
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 1999
                           ----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                         Commission File No.   000-26753
                                               ---------

                             ASYST CORPORATION
                             -----------------
              (Name of Small Business Issuer in its Charter)


        UTAH                                               87-0416131
        ----                                               ----------
(State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         6170 South 380 West, #225
                             Murray, Utah 84107
                             ------------------
                  (Address of Principal Executive Offices)

                 Issuer's Telephone Number:  (801) 263-1661

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---


                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes____        No ___

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                               June 21, 2001

                          Common - 449,107 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

                                   NONE.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Condensed Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Condensed Financial Statements fairly present the financial condition of the Company.

                            Asyst Corporation
                         Condensed Balance Sheet
                               (Unaudited)

                                  ASSETS

                                              October 31,
                                                 1999
Current Assets                                $      -0-

    Total Current Assets                             -0-

TOTAL ASSETS                                  $      -0-

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                              $    5,931
Shareholder loan                                      55
Note payable                                         -0-

Total Current Liabilities                          5,986

Stockholders' Deficit

Common stock                                         449
Additional paid in capital                       298,493
Accumulated deficit                             (304,928)

    Total Stockholders' Deficit                   (5,986)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                               $     -0-

                           See accompanying notes

                              Asyst Corporation
                    Condensed Statements of Operations
                               (Unaudited)

                                 For the Three       For the Three
                                 Months Ended        Months Ended
                                 October 31, 1999    October 31, 1998

Revenues                         $       -0-         $      -0-

Operating expense                       2,127              2,581

Operating loss                         (2,127)            (2,581)

Realized gain on disposal of
  investments                          68,407

Interest expense                          -0-             (1,044)

Net income (loss)                      66,280             (3,625)

Other Comprehensive income(loss)

  Unrealized holding loss
  during period                       (15,000)           (68,211)

  Reclassification adjustment
  for realized gain                   (68,407)

Total comprehensive income
  (loss)                         $    (17,127)       $   (71,836)

Net Income (loss) per Share      $       0.15        $     (0.02)

Weighted Average Number of
Shares Outstanding                    449,107            199,107

                              See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                        For the Three     For the Three
                                        Months Ended      Months Ended
                                      October 31, 1999    October 31, 1998
Cash Flows Used for Operating
Activities:

Net Income (Loss)                      $     66,280         $    (3,625)

Adjustments to reconcile
net loss to net cash used
for operating activities:

Gain on disposal of investments             (68,407)

Increase (decrease) in current liabilities    2,127               3,233

Net Cash Flows Used for Operating Activities    -0-                (392)

Net Increase (Decrease) in Cash                 -0-                (392)

Beginning Cash Balance                          -0-                 392
Ending Cash Balance                    $        -0-          $      -0-

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                                See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                            October 31, 1999

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-SB for the year ended July 31, 1999.

NOTE PAYABLE/RELATED PARTY TRANSACTION

In September of 1999, Vardakis paid a note payable on behalf of the Company in full in exchange for assignment to him of the Company's investment in marketable securities (60,000 World Wireless common shares). A summary of the transaction is detailed below:

Book value of securities 7/31/99              90,000
Note payable balance settled                 (65,000)
Shareholder loan balance settled             (10,000)
Unrealized gain recorded in prior periods    (83,407)

Realized gain on disposal of securities      (68,407)

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

          The Company has not engaged in any material operations or had any revenues from operations during the last two fiscal years.

          The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

          The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Nevada. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

          At October 31, 1999, the Company had $0 in assets and $5,986 in liabilities. The Company had no revenues for the three months ended October 31, 1999 and 1998, with net losses of ($17,127) and ($71,836), respectively.

Liquidity.
----------

          At October 31, 1999, the Company had no current assets, with total current liabilities of $5,986. Total stockholder's deficit was ($5,986).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          Pursuant to a proxy statement (the "Proxy Statement") forwarded by Asyst to its stockholders in connection with a special meeting of its stockholders duly called and held on May 7, 1998, stockholders voted to (i) effect a 500 for one reverse split of the Company's outstanding common stock, with fractional shares to be purchased for $1.00; to (ii) change the Company's authorized capitalization to 10,000,000 shares of common stock and 2,000,000 shares of preferred stock; and to (iii) adopt the Asset Purchase Agreement with World Wireless.

          Then, by unanimous written consent of the Board of Directors and the majority stockholders of the Company in December, 1998, the Company adopted, ratified and approved action to: (i) reinstate the number of pre-split outstanding shares of ASyst at May 6, 1998; (ii) first effect a five for one forward split of its outstanding common stock, and then effect the 500 for one reverse split of its common stock, that together would have the net effect of a 100 for one reverse split of the Company's outstanding common stock; and
(iv) to change its capitalization to 50,000,000 shares of common stock and 2,000,000 shares of preferred stock, all retroactive to May 6, 1998. This action was taken because the administrative costs and expenses of purchasing the fractional shares and distributing the funds required to be paid to holders of fractional shares, estimated at $37,500, was approximately 10 times the amount that the Company was actually required to pay to the holders of fractional shares. The cost was determined to be prohibitive.

          Following this action, in October, 2000, it was determined that the Company was not authorized to take stockholder action without a meeting of stockholders and by the consent of its stockholders in accordance with the provisions of the Utah Revised Business Corporation Act, and that even if this action had been properly authorized, the retroactive forward split would have increased the outstanding securities of the Company to 249,997,050, which was an amount that was far in excess of its authorized capital.

          The Company then determined an inexpensive method of paying holders of fractional shares in accordance with the resolutions of stockholders adopted at the Company's special meeting of stockholders held on May 7, 1998, and all action taken at that meeting was reinstated, with the result being that the Company's current capitalization consists of 10,000,000 shares of common stock, par value $0.001 per share, of which 449,107 shares are issued and outstanding, held by approximately 688 stockholders; and 2,000,000 shares of preferred stock, $0.001 par value per share, of which no shares are outstanding.

          In July, 2001, all fractional stockholders that resulted from the 500 for one reverse split effected on May 7, 1998, amounting to 2,730 stockholders, were paid $1.00 for each fractional share, and the number of stockholders of the Company were reduced by that amount.

          All of the foregoing is reflected retroactively in all annual and quarterly financial statements of the Company and all computations contained in this report.

         For further information in this respect, see the Company's 10-SB Registration Statement, as amended, Part I, Item 1, and its 10-KSB Annual Report for the year ended July 31, 2000, Part I, Item 1, both of which have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference. See Item 7.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended July 31, 2000.*

               10-SB Registration Statement, as amended.*

               *Incorporated by reference.

          (b)  Reports on Form 8-K.

               None.



                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ASYST CORPORATION

Date: 9/10/01                            By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 9/10/01                            By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer


Date: 9/10/01                            By/s/Matthew C. Lords
      ---------                             ------------------------
                                            Matthew C. Lords, Director