Form 10QSB
period 2000-01-31
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2000
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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                  ASSETS

                                                         January 31, 2000

Current Assets

Marketable securities available for sale                 $       -0-

Total Current Assets                                             -0-

TOTAL ASSETS                                             $       -0-

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                         $      8,181
Shareholder loan                                                3,055
Note payable                                                     -0-

     Total Current Liabilities                                 11,236

Stockholders' Deficit

Common stock                                                      449

Additional paid in capital                                    298,493

Accumulated deficit                                          (310,178)

     Total Stockholders' Deficit                              (11,236)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                         $       -0-

                              See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                 For the Three             For the Three
                                 Months Ended               Months Ended
                                January 31, 2000           January 31, 1999

Revenues                        $      -0-                 $      -0-

Operating expense                     5,250                      1,175

Operating loss                       (5,250)                    (1,175)

Realized gain on disposal
of investments

Interest expense                       -0-                      (1,045)

Net income (loss)                    (5,250)                    (2,220)

Other Comprehensive income(loss)

Unrealized gain on marketable
securities                                                      35,850

Total comprehensive
income (loss)                   $    (5,250)               $    33,630

Net Income (loss) per Share     $      (.01)               $     (0.01)

Weighted Average Number of Shares
Outstanding                         449,107                    199,107

                            See accompanying notes

                         Asyst Corporation
                      Condensed Statements of Operations
                                 (Unaudited)

                                              For the Six     For the Six
                                              Months Ended    Months Ended,
                                           January 31, 2000  January 31, 1999
Revenues                                    $      -0-        $      -0-

Operating Expense                                 7,377             3,756

Operating loss                                   (7,377)           (3,756)

Realized gain on disposal of investments         68,407

Interest expense                                   -0-             (2,089)

Net income (loss)                                61,030            (5,845)

Other Comprehensive income(loss)

  Unrealized holding loss during period         (15,000)          (67,500)

  Reclassification adjustment for
  realized gain                                 (68,407)

Total comprehensive income (loss)           $   (22,377)      $   (73,345)

Net Income (loss) per Share                 $       .14       $     (0.03)

Weighted Average Number of Shares
Outstanding                                     449,107           199,107

                               See accompanying notes

                              Asyst Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                           For the Three     For the Three
                                           Months Ended      Months Ended
                                         January 31, 2000  January 31, 1999
Cash Flows Used for
Operating Activities:

  Net Income (Loss)                       $   (5,250)       $    (2,220)

  Adjustments to reconcile
  net loss to net cash
  used for operating activities:

  Increase (decrease) in
  current liabilities                          5,250              2,220

Net Cash Flows Used for
Operating Activities                             -0-                -0-

Net Increase (Decrease) in Cash                  -0-                -0-

Beginning Cash Balance                           -0-                -0-

Ending Cash Balance                        $     -0-         $      -0-

                               See accompanying notes

                                 Asyst Corporation
                        Condensed Statements of Cash Flows
                                  (Unaudited)

                                           For the Six          For the Six
                                           Months Ended         Months Ended
                                        January 31, 2000      January 31, 1999
Cash Flows Used for
Operating Activities:

  Net Income (Loss)                      $     61,030          $    (5,845)

  Adjustments to reconcile net
  loss to net cash used for
  operating activities:

  Gain on disposal of investments             (68,407)

  Increase (decrease) in
  current liabilities                           7,377                5,453

Net Cash Flows Used for
Operating Activities                             -0-                  (392)

Net Increase (Decrease) in Cash                  -0-                  (392)

Beginning Cash Balance                           -0-                   392

Ending Cash Balance                      $       -0-           $       -0-

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                            January 31, 2000

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

SHAREHOLDER LOAN/RELATED PARTY TRANSACTIONS

The Company has recorded a liability to a shareholder (Vardakis) for expenses paid on behalf of the Company. As further consideration for a compensation agreement, the shareholder has agreed to pay and discharge all operating expenses of the Company, which include, but are not limited to state corporate and franchise taxes, quarterly and annual reporting costs, professional fees and other ongoing business expenses for the period from January 1, 2000 through June 30, 2002. Shareholder loans are unsecured, non-interest bearing and payable on demand.

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

Results of Operations.
----------------------

          At January 31, 2000, the Company had $0 in assets and $11,236 in liabilities. The Company had no revenues for the three months ended January 31, 2000 and 1999, with net losses of ($5,250) and a net gain of $33,630, respectively. The Company had no revenues for the six months ended January 31, 2000 and 1999, with net losses of ($22,377) and ($73,345), respectively.

Liquidity.
----------

          At January 31, 2000, the Company had no current assets, with total current liabilities of $11,236. Total stockholder's deficit was ($11,236).

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