Form 10QSB
period 2000-04-30
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2000
                           --------------

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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                                             April 30,
                                                               2000

Current Assets                                                $   -0-

Total Current Assets                                              -0-

TOTAL ASSETS                                                  $   -0-

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

     Accounts payable                                         $  5,636

     Shareholder loan                                            7,564

     Note payable                                                 -0-

     Total Current Liabilities                                  13,200

Stockholders' Deficit

     Common stock                                                  449

     Additional paid in capital                                298,493

     Accumulated deficit                                      (312,142)

     Total Stockholders' Deficit                               (13,200)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $   -0-

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                         April 30,2000        April 30, 1999
Revenues                                 $      -0-           $      -0-

Operating expense                              1,964                6,100

Operating loss                                (1,964)              (6,100)

Realized gain on disposal
of investments

Interest expense                                 -0-               (1,043)

Net income (loss)                             (1,964)              (7,143)

Other Comprehensive income(loss)

Unrealized gain (loss) on
marketable securities                                              (9,450)

Total comprehensive income (loss)        $    (1,934)         $   (16,593)

Net Income (loss) per Share              $      (.01)         $     (0.04)

Weighted Average Number of Shares
Outstanding                                  449,107              199,107

                             See accompanying notes

                               Asyst Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                          For the Nine         For the Nine
                                          Months Ended         Months Ended
                                          April 30,2000        April 30, 1999

Revenues                                  $     -0-            $     -0-

Operating expense                              9,336                9,856

Operating loss                                (9,336)              (9,856)

Realized gain on disposal
of investments                                 68,407

Interest expense                                                    3,132

Net income (loss)                              59,071             (12,988)

Other Comprehensive income(loss)

  Unrealized holding loss during period       (15,000)            (76,950)

  Reclassification adjustment for
  realized gain                               (68,407)

Total comprehensive income (loss)         $   (24,336)         $  (89,938)

Net Income (loss) per Share               $       .07          $    (0.02)

Weighted Average Number of Shares
Outstanding                                   449,107             199,107

                          See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                          For the Three    For the Three
                                           Months Ended     Months Ended
                                          April 30, 2000   April 30, 1999
Cash Flows Used for Operating Activities:

 Net Income (Loss)                        $    (1,964)     $    (7,143)

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Increase (decrease) in current
 liabilities                                    1,964            7,143

Net Cash Flows Used for
Operating Activities                              -0-              -0-

Net Increase (Decrease) in Cash                   -0-              -0-

Beginning Cash Balance                            -0-              -0-

Ending Cash Balance                       $       -0-       $      -0-

                         See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                For the Nine   For the Nine
                                                Months Ended   Months Ended
                                               April 30, 2000 April 30, 1999

Cash Flows Used for Operating Activities:

 Net Income (Loss)                             $    59,066    $  (12,988)

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Gain on disposal of investments                   (68,407)

 Increase (decrease) in current
 liabilities                                         9,341        12,596
Net Cash Flows Used for Operating Activities            -0-         (392)

Net Increase (Decrease) in Cash                         -0-         (392)

Beginning Cash Balance                                  -0-          392

Ending Cash Balance                            $        -0-   $      -0-

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                             April 30, 2000

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-SB for the year ended July 31, 1999.

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

Results of Operations.
----------------------

          At April 30, 2000, the Company had $0 in assets and $13,200 in liabilities. The Company had no revenues for the three months ended April 30, 2000 and 1999, with net losses of ($1,964) and ($16,593), respectively. For the nine months ended April 30, 2000 and 1999, the Company had no revenues, with net losses of ($24,336) and ($89,938), respectively.

Liquidity.
----------

          At April 30, 2000, the Company had no current assets, with total current liabilities of $13,200. Total stockholder's deficit was ($13,200).

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