Form 10KSB
period 2000-07-31
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 0-24480
                   ---------------------------

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

                               N/A
                               ---
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act:

                    $0.001 par value common stock

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2000 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     July 31, 2001 - $153. There are approximately 153,463 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is no public market for the common stock of the Registrant, so this computation is arbitrarily based upon par value per share of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             July 31, 2001

                                449,107

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No ___

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     ASyst Corporation ("ASyst, "the "Company," "we," "our" "us" or similar words) was organized as a Utah corporation on August 27, 1984, under the name "Ad Systems, Inc."

     It was organized to engage in the electronics and software industries and to manufacture, hold, purchase or otherwise acquire, buy and sell at retail and wholesale and to generally deal in articles in the electronics and software industries, and all other articles of merchandise of a kindred nature, including all articles commonly supplied by or dealt in by businesses engaged in the electronics and software industry.

     From its inception in 1984 until 1995, the Company was involved in the development and marketing of an electronic product used to insert local advertising spots on cable television transmissions. These operations and assets were sold for cash in 1995, including the name, "Ad Systems," and all related liabilities were assumed by the purchaser.

     Management began the development of a spread spectrum relemetry radio system used to remotely monitor and control radio operated equipment applications of various kinds following the sale of the Ad-Systems, and continued these operations until 1998, when they were sold to World Wireless Communications ("World Wireless") in exchange for 60,000 shares of World Wireless common stock in May of 1998.

     The Company has had no business operation since that time.

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

     Additional information regarding historical business development of the Company is contained in the Company's 10-SB Registration Statement, as amended, which has been previously filed with the Securities and Exchange Commission and is incorporated herein by reference. See Part III, Item 13.

Business.
---------

     The Company has had no material business operations since 1998.

     Management intends to consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries of interest to the Company.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Penny Stock.
     ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          with a price of less than five dollars per share;

          that are not traded on a "recognized" national exchange;

          whose prices are not quoted on the NASDAQ automated quotation system; or

          in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

          get information about the investor's financial situation, investment experience and investment goals;

          reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

     Reporting Obligations.
     ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide its stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to stockholders.

     The Company is also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

     Small Business Issuer.
     ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     The Company has no properties or facilities; its principal executive offices are provided by its President, Bob Hall, at no cost.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding and, to the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of its common stock is a party adverse to it or has a material interest adverse to it in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matter was submitted to the stockholders of the Company during the past two years. At the last special meeting of stockholders that was held on May 7, 1998, stockholders voted to (i) effect a 500 for one reverse split of the Company's outstanding common stock, with fractional shares to be purchased for $1.00; to (ii) change the Company's authorized capitalization to 10,000,000 shares of common stock and 2,000,000 shares of preferred stock; and to (iii) adopt the Asset Purchase Agreement with World Wireless. See the heading "Business Development," Part I, Item 1. At the special meeting, a majority of the outstanding shares entitled to vote were voted in favor of the proposals, with none voting against and none abstaining.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has never been any established "public market" for shares of common stock of ASyst. At the present time, there is no public trading market for the Company's common stock. Management does not expect any public market to develop unless and until it adopts a business plan. In any event, no assurance can be given that any market for ASyst's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others may have a substantial adverse impact on any such public market; and, all outstanding "restricted securities" of the Company have already satisfied the holding period requirements of Rule 144.

Recent Sales of Unregistered Securities.
----------------------------------------

Name of Person      Date      Number of Shares    Consideration
--------------          ----        ----------------    -------------
Michael Vardakis        5/98             250,000           $10,750 (1)
World Wireless          6/98             100,000               (2)

                (1) These securities were issued in cancellation of debt in this amount and for non-capital raising services rendered pursuant to a written compensation agreement that was
                     previously filed as Exhibit 2(ii) to the Company's 10-SB Registration Statement, as amended, and which is incorporated herein. See Part III, Item 13.

                (2) Issued in connection with an Asset Purchase Agreement as described in Note 5 of the Company's financial statements that accompany this report.

     These securities were issued in reliance upon the exemption for private offerings of securities contained in Section 4(2) of the Securities Act, as Mr. Vardakis and World Wireless came within the definitions of an "accredited investor" contained in Regulation D of the Securities and Exchange Commission, or "sophisticated investor," and had prior access to all material information regarding the Company before the issuance of these securities.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this report was approximately 688.

Dividends.
----------

     We have not declared any cash dividends on our common stock, and do not intend to declare dividends in the foreseeable future. Management intends to use all available funds for the development of the business in which it determines to engage; however, here are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, if and when determined by the Board of Directors.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2000 or 1999.

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest; to (ii) adopt a business plan regarding engaging in business in any selected industry; and to (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. Management does not anticipate that the Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

     ASyst has had no material business operations for over two fiscal years. It had an unrealized gain of $58,166 for the year ended July 31, 2000, from the sale of marketable securities in cancellation of debt; and a loss of ($111,910) for the year ended July 31, 1999. Virtually all of the losses in fiscal 1999 were related to expenses paid by the Company for attorney's fees, accounting fees and filing fees to maintain the Company in good standing.

Liquidity.
----------

     As of July 31, 2000, we had $0 in cash, with $14,100 in current liabilities. Expenses of $17,768 and $363 were advanced by a principal stockholder during fiscal 2000 and 1999, and are reflected as current liabilities on the Company's balance sheet, along with an amount of $10,000 that was previously loaned by this stockholder to the Company.

     During fiscal 2000, the Company received net proceeds of $53,407 from the sale of marketable securities by the cancellation of debt.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          July 31, 2000, and July 31, 1999

          Independent Auditors Report

          Balance Sheet - July 31, 2000

          Statements of Operations for the years ended
          July 31, 2000 and 1999

          Statements of Stockholders' Equity July 31,
          2000 and July 31, 1999

          Statements of Cash Flows for the years ended
          July 31, 2000 and 1999

          Notes to Financial Statements

                        ASyst CORPORATION
      Financial Statements and Independent Auditors' Report
                          July 31, 2000

                        ASyst CORPORATION

                        TABLE OF CONTENTS
                                                            Page
Independent Auditors' Report                                  1

Balance Sheet -- July 31, 2000                                2

Statement of Operations for the Years Ended July 31, 2000 and
1999                                                          3

Statement of Stockholders' Equity for the Years Ended July
31, 2000 and 1999                                             4

Statement of Cash Flows for the Years Ended July 31, 2000 and
1999                                                          5

Notes to Financial Statements                               6 - 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ASyst CORPORATION

We have audited the accompanying balance sheet of ASyst Corporation as of July 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASyst Corporation as of July 31, 2000, and the results of its operations and its cash flows for the years ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that ASyst Corporation will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has reported no revenues from operations which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /S/Mantyla McReynolds
                                   Mantyla McReynolds


Salt Lake City, Utah
May 16, 2001.

                        ASyst CORPORATION
                          Balance Sheet
                          July 31, 2000

                              ASSETS
Current Assets
  Current Assets                                            $     -0-
                       Total Current Assets                       -0-

                           TOTAL ASSETS                     $     -0-

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                          $   6,536
  Shareholder Loan - Note 2                                     7,564
                    Total Current Liabilities                  14,100

Stockholders' Equity
  Preferred Stock   2,000,000 shares authorized
   having a par value of $.001; no shares issued and
   outstanding
  Capital Stock -- 10,000,000 shares authorized
  having a par value of $.001 per share; 449,107 shares
  issued and outstanding                                          449
  Additional Paid-in Capital                                  298,493
  Accumulated Deficit                                        (313,042)
                    Total Stockholders' Equity                (14,100)

             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $     -0-

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                     Statement of Operations
            For the Years Ended July 31, 2000 and 1999
                                    July 31, 2000       July 31, 1999
Revenues                                         -0-               -0-


Operating Expenses                            10,241            10,510

                          Operating Loss     (10,241)          (10,510)

Other Income

  Gain on disposal of securities              68,407                 0
  Interest Expense                                 0            (7,650)
        Total other Income                    68,407            (7,650)

        Net Gain or Loss Before Income Taxes  58,166           (18,160)

Current Year Provision for Income Taxes

Net Gain or Loss                              58,166           (18,160)

Other Comprehensive Income

   Unrealized gain(loss) on securities
     (net of tax)                            (15,000)          (93,750)

   Reclassification adjustment for realized
     gain                                    (68,407)
Total Comprehensive Income (Loss)            (25,241)         (111,910)

Net Gain or Loss per Share                 $    0.13         $   (0.07)

Weighted Average Shares Outstanding          449,107           249,792

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                Statement of Stockholders' Equity
            For the Years Ended July 31, 2000 and 1999
                              Additional              Unreal       Net
                Common  Common Paid-in   Accumulated Gain/Loss Stockholders'
                shares  Stock  Capital      Deficit  Securities    Equity
Balance,
July 31, 1998     199,107     199   287,993 (353,048)  177,157    112,301

Issued
250,000
shares for
fees and
debt May
18, 1999          250,000     250    10,500                        10,750

Unrealized
loss on
marketable
securities                                             (93,750)   (93,750)

Net Loss
for the
year ended
July 31, 1999                                 (18,160)            (18,160)

Balance,
July 31, 1999     449,107     449  298,493   (371,208)  83,407     11,141

Reclassification
adjustment for
realized gain                                          (83,407)   (83,407)

Net income for
the year ended
July 31, 1999                                  58,166              58,166

Balance, July 31,
1999              449,107  $  449 $298,493  $(313,042) $     0 $  (14,100)

         See accompanying notes to financial statements.


                        ASyst CORPORATION
                     Statement of Cash Flows
            For the Years Ended July 31, 2000 and 1999
                                           July 31, 2000  July 31, 1999
Cash Flows Provided by/(Used for) Operating
Activities

Net Loss                                     $ 58,166       $(18,160)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Gain on sale of securities                (68,407)             0
    Increase in accounts payable                2,677
    Issued stock for expenses                       0         10,750
    Increase (decrease) in interest payable         0           (920)

        Net Cash Used for Operating Activities (7,564 )       (8,330)

Cash Flows Provided by/(Used for) Financing
Activities

    Increase in loans payable                   7,564         7,938
                   Net Decrease in Cash             0          (392)

Beginning Cash Balance                              0           392

Ending Cash Balance                           $     0       $     0

Supplemental Disclosure of Cash Flow
Information

  Cash paid during the year for interest      $   -0-       $   -0-
  Cash paid during the year for
  franchise/income taxes                      $   -0-       $   -0-
  Securities exchanged for debt at market
    value                                      75,000           -0-

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                  Notes to Financial Statements
                          July 31, 2000

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of the Company conform with generally accepted accounting principles. The following information summarizes the organization and significant accounting policies of the Company.

          Organization

          ASyst Corporation [formerly known as Ad Systems, Inc.] incorporated under the laws of the State of Utah on August 27, 1984. Effective March 31, 1995, the Corporation sold all of the its assets [net of related liabilities], including the right to use the name Ad Systems, Inc., to a Colorado-based company. Ad Systems, Inc. filed Articles of Amendment with the Utah Division of Corporations and Commercial Code officially changing its name to ASyst Corporation on July 6, 1995.

          ASyst Corporation developed/acquired additional assets over the next couple of years but in May of 1998, exchanged these assets and technology rights for 60,000 shares of stock in World Wireless Communications, Inc. [WWC], see Note 5.

          Property and Equipment

          Property and equipment are carried at cost and depreciated using accelerated methods for book and tax purposes, over the useful lives of the related assets. In May of 1998, the Company sold all property and equipment as part of an asset purchase. (See Note 5)

          Income Taxes

          Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 1992. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

                        ASyst CORPORATION
                  Notes to Financial Statements
                          July 31, 2000

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

          Net Loss Per Common Share

          Net loss per common share is based on the weighted-average number of shares outstanding.

          Statement of Cash Flows

          For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company reports a cash balance of $-0- at July 31, 2000.

          Marketable Securities

          The Company accounts for marketable securities as available for sale. Securities are reported on the balance sheet at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity. Realized gains or losses will be included in income in the period they are realized.

          Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2    PAYABLE TO SHAREHOLDERS

          The Company has recorded a liability to a shareholder for expenses incurred on behalf of the . Expenses incurred in the current year were $17,768 and $363 in the prior year. The balance due to this shareholder at July 31, 2000 was $10,000. Shareholder loans are unsecured, non-interest bearing and payable on demand.

                        ASyst CORPORATION
                  Notes to Financial Statements
                          July 31, 2000

NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment were disposed of during the year ended July 31, 1998. Depreciation expense for the years ended July 31, 2000 and 1999 was $0 and $4,395, respectively.

NOTE 4    GOING CONCERN

          The Company has reported no revenues from operations for the years ended July 31, 2000 and 1999 and has sold its technology. The Company's ability to achieve a level of profitable operations may impact the Company's ability to continue as a going concern as it is presently organized and operated. Resolution of this issue is dependent on the realization of management's plans. Management is currently seeking a well-capitalized merger candidate in order to commence operations.

NOTE 5    SALE OF ASSETS/NOTE PAYABLE

          In May of 1998, the Company exchanged its assets for 60,000 shares (less than 1% of outstanding shares) of stock in World Wireless Communications, Inc. [WWC]. These shares are restricted and were not tradable until May or June of 1999.

          In connection with the sale of assets, the Company executed a note payable to WWC for $66,429.50. The note bears interest at 10% and is due September 30, 1999. As consideration WWC paid cash and issued stock to settle liabilities on behalf of the Company. The principal balance was reduced to $65,000 when an extension payment was made in July, 1999.

         In September of 1999, a shareholder (Vardakis) paid the note payable on behalf of the Company in full in exchange for assignment to him of the Company's investment in marketable securities (60,000 WWC common shares). A summary of the transaction is detailed below:

              Book value of securities 7/31/99           90,000
              Note payable balance settled              (65,000)
              Shareholder loan balance settled          (10,000)
              Unrealized gain recorded in prior periods (83,407) Realized gain on disposal of securities (68,407)

NOTE 6    STOCK TRANSACTIONS

          On May 7, 1998, the shareholders of the Company approved the reduction of authorized common shares from 50,000,000 to 10,000,000 shares; authorized 2,000,000 shares of preferred stock; and authorized a 500 for one reverse split of the then outstanding common shares of the Company. This split did not affect the par value of common stock which remains at $.001. The Board of Directors authorized and directed the officers of the Company to file articles of amendment to the Articles of Incorporation. The Amendment was filed with the Utah Department of Commerce on June 4, 1998. All disclosures have been restated to reflect this retroactive adjustment.

                        ASyst CORPORATION
                  Notes to Financial Statements
                          July 31, 2000

NOTE 6    STOCK TRANSACTIONS[continued]

          The Company then authorized and directed the issuance of 100,000 post-split common shares to World Wireless Communications, Inc., in connection with the note payable transaction referenced in Note 5, effective June 6, 1998.

          On May 18, 1999, the Company authorized the issuance of 250,000 shares of common stock to a shareholder as consideration for services and in settlement of debts paid by the shareholder on behalf of the Company.

NOTE 7    INCOME TAXES

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 1, 1993. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at July 31, 2000 are summarized below.

           Description                           Balance     Tax     Rate
          Loss carryforward(expires through
          2020)                                 $(312,184) $106,143  34%
          Valuation allowance                              (106,143)
                Deferred tax asset                         $      0

          A valuation allowance is required if it is more likely than not that some or all of the net deferred tax asset will not be realized. An allowance of $106,143, up $14,756 from $91,387 as of July 31, 1999, has been measured against the entire net deferred asset balance based on the current financial position of the Company and the uncertainties discussed in Note 4.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

    There are have been no changes in the independent accountants of the Company during the past two fiscal years or any disagreements with independent accountants on accounting and financial disclosure.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.


Directors and Executive Officers.
---------------------------------

                                                      Date of
                                  Positions         Election or      Date of
  Name                    Age       Held            Designation    Resignation
  ----                    ---       ----            -----------    -----------
Bob Hall                  66       President         08/24/88           *
5435 Dunbarton Dr.                 Director          08/24/88           *
Salt Lake City, UT 84117

Michael Vardakis          36       Secretary         08/09/01           *
234 7th Ave.                       Treasurer         08/28/01           *
Salt Lake City, UT 84103           Director          08/09/01           *

Matthew C. Lords          37       Director          08/28/01           *
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Philip A. Bunker          47       Secretary         05/07/98        08/09/01
2441 South 3850 West               Director          05/07/98        08/09/01
West Valley, UT 84120

David D. Singer           50       Treasurer         05/07/98        08/28/01
2441 South 3850 West               Director          05/07/98        08/28/01
West Valley, UT 84120

Business Experience.
--------------------

     Bob Hall, President and a director, was a founder of the Company and has served as an executive officer, director and an employee since its inception. From 1984 to 1986, he was employed by the Company on a part-time basis and served as its Vice President. In 1986, he was elected President and acted as a full time employee of the Company until it terminated active business operations in 1995. From 1982 to 1984, Mr. Hall was employed as marketing director of a subsidiary of Texscan Corporation, a publicly held corporation engaged in the manufacture of specialized instruments and other equipment for the cable television industry. Prior to that time, Mr. Hall was employed by Hercules, Inc., Litton Industries, KDI Corporation, Corn Tel, Inc. and Video Data Systems in various positions involving technical operations and marketing in the electromechanical equipment industry. Mr. Hall graduated from the University of Utah in 1961 with a degree in Electrical Engineering. Since the sale of the Company's assets in 1995, Mr. Hall has been employed by Cable Services Technology, Inc., dba Sky Connect, and has continued as President and a director of the Company.

     Michael Vardakis, age 36, has served as Secretary and a director of the Company since August 9, 2001, and its Treasurer since August 28, 2001. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; since July, 1997, Mr. Vardakis has served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Matthew C. Lords, age 37, has served as a director since August 28, 2001. He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years. He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science.

Family Relationships.
---------------------

     There are no family relationships between any of the directors or executive officers of the Company or any persons beneficially owning or controlling more than 5% of its outstanding common stock, except Michael and Angelo Vardakis who are brothers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     During the past five years, none of our present or former directors, executive officers, persons nominated to become directors or executive officers or promoters or founders:

          (1) Filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

Item 10. Executive Compensation.
         -----------------------

          The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                    SUMMARY COMPENSATION TABLE


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Bob Hall
President,   7/31/00    0     0     0     0      0     0   0
Director     7/31/99    0     0     0     0      0     0   0

Michael
Vardakis,    7/31/00    0     0     0     0      0     0   0
Secretary/
Treasurer

Matthew C.
Lords,       7/31/00    0     0     0     0      0     0   0
Director

Phillip
Bunker,      7/31/00    0     0     0     0      0     0   0
Secretary    7/31/99    0     0     0     0      0     0   0

David D.
Singer,      7/31/00    0     0     0     0      0     0   0
Treasurer    7/31/99    0     0     0     0      0     0   0


Stock Option, Compensation or Pension Plans.
--------------------------------------------
     The Company has no stock option, compensation, pension plans or similar plans for its directors, executive officers or employees that may be hired in the future; however, it may adopt these types of plans in the future.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission as follows:
                                                                 Required
Name of Person                 Form              Date Filed     Filing Date
--------------                 ----              ----------     -----------
Bob Hall                       3                 9/10/01         9/18/99
World Wireless, Inc.           3                 9/25/01         5/17/98
World Wireless, Inc.           4                 9/25/01         9/13/01
Michael Vardakis               3                 9/10/01         5/28/99

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------


                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class*
----------------                        ------------------       --------
Bob Hall                                     22,822                 5%
5435 Dunbarton Dr
Salt Lake City, UT 84117

Michael Vardakis                            250,000                56%
234 7th Ave.
Salt Lake City, UT 84103

Matthew C. Lords                              -0-
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Officers and Directors                       22,822                61%
as a group (three)

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------
Bob Hall                                      22,822                5.1%
5435 Dunbarton Dr
Salt Lake City, UT 84117

Gerald A. VanMondfrans                        22,822                5.1%
2944 E. Mandcrest Ct.
Salt Lake City, UT 84121

Michael Vardakis                             250,000               55.6%
234 7th Ave.
Salt Lake City, UT 84103

Terry Pantelakis                              44,000                9.7%
3000 Connor #31
Salt Lake City, Utah 84109

Angelo Vardakis                               44,000                9.7%
626 E. 1300 South
Salt Lake City, Utah 84105

Changes in Control.
-------------------

     There is no existing arrangement which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

     On May 18, 1999 the Board of Directors unanimously adopted a written compensatory agreement under which it agreed to issue 250,000 shares of common stock of the Company to Michael Vardakis as compensation for non-capital raising services rendered to the Company and cash provided by him for the benefit of the Company between February, 1997, and May, 1999. Pursuant to this written compensation agreement, Mr. Vardakis, ascertained the Company's status with the State of Utah and paid all expenses to required to bring it in good standing in Utah, assembled and organized the Company's books and records, retained and paid all fees related to obtaining the legal services and auditing services necessary to prepare and file the Company's 10-SB Registration Statement, participated in negotiating transactions to terminate the Company's prior business activities and eliminate related debt, and assisted in the performance of the miscellaneous services required to prepare the Company to change its business direction. These services and cash payments, identified by a schedule attached to the written compensation agreement, were valued by the Board at a sum in excess of the par value of the shares issued on the basis that the cash and monetary obligations incurred by Mr. Vardakis on behalf of the Company exceeded $9,000 at that time, and that his time should be compensated at a rate of not less than $25.00 per hour. These shares were issued in reliance on the exemption from registration provided by Section 3(b) of the Securities Act and Rule 701 promulgated thereunder.

     In September, 1999, the Company agreed to assign all of its right, title and interest in the 60,000 shares of World Wireless shares that it acquired from World Wireless in consideration of Mr. Vardakis paying World Wireless the debt owed to World Wireless by the Company in the amount of $65,000 and the cancellation of a note payable to Mr. Vardakis in the amount of $75,000 as outlined in Note 5 of the financial statements of the Company that accompany this report.

     On or about February 2, 2000, the Company and Mr. Vardakis entered into an Agreement pursuant to which Mr. Vardakis, a principal stockholder of the Company, agreed to pay on behalf of the Company various expenses from January 1, 2000, until June 30, 2002, including the following: Utah State corporate and franchise taxes; all expenses necessary to maintain adequate business accounts of the Company and to comply with the reporting requirements of the Company on a quarterly and annual basis; fees of required independent auditors; fees of required attorneys; and such other expenses as may be required to maintain the Company in good standing.

     The parties agreed that the payment by Mr. Vardakis of the foregoing expenses was further consideration for that certain written compensation agreement that was entered into between the Company and Mr. Vardakis on or about May 18, 1999.

     Mr. Vardakis continues to advance payments for expenses of the Company, which are shown as current liabilities of the Company on its balance sheet in the financial statements that accompany this report. Therefore, Mr. Vardakis may be deemed to be a promoter of the Company.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     No reports have been filed by the Company on Form 8-K since its inception.

Exhibits.*
----------

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on From 10-SB, as Parts I, II and III amended.**

          (ii)

Exhibit
Number               Description
------               -----------

          * Summaries of all exhibits contained within this report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ASyst CORPORATION



Date: 9/10/01                          By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 9/10/01                          By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 9/10/01                          By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director