Form 10QSB
period 2000-10-31
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2000
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

                            Asyst Corporation
                         Condensed Balance Sheet
                               (Unaudited)

                                  ASSETS

                                              October 31,
                                                 2000
Current Assets                                $      -0-

    Total Current Assets                             -0-

TOTAL ASSETS                                  $      -0-

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                              $    6,536
Shareholder loan                                   7,564
Note payable                                         -0-

Total Current Liabilities                         14,100

Stockholders' Deficit

Common stock                                         449
Additional paid in capital                       298,493
Accumulated deficit                             (313,042)

    Total Stockholders' Deficit                   (14,100)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                               $     -0-

                           See accompanying notes

                              Asyst Corporation
                    Condensed Statements of Operations
                               (Unaudited)

                                 For the Three       For the Three
                                 Months Ended        Months Ended
                                 October 31, 1999    October 31, 1998

Revenues                         $       -0-         $      -0-

Operating expense                         0                2,127

Operating loss                            0               (2,127)

Realized gain on disposal of
  investments                                             68,407


Net income (loss)                         0              (66,280)

Other Comprehensive income(loss)

  Unrealized holding loss
  during period                           0              (15,000)

  Reclassification adjustment
  for realized gain                       0              (68,407)

Total comprehensive income
  (loss)                         $        0       $      (17,127)

Net Income (loss) per Share      $     0.00        $        0.15

Weighted Average Number of          449,107              449,107
Shares Outstanding

                              See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                        For the Three     For the Three
                                        Months Ended      Months Ended
                                      October 31, 2000    October 31, 1999
Cash Flows Used for Operating
Activities:

Net Income (Loss)                      $             0         $    66,280

Adjustments to reconcile
net loss to net cash used
for operating activities:

Gain on disposal of investments                      0             (68,407)

Increase (decrease) in current liabilities           0               2,127

Net Cash Flows Used for Operating Activities         0                   0

Net Increase (Decrease) in Cash                      0                   0

Beginning Cash Balance                               0                   0
Ending Cash Balance                    $             0          $        0

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

Results of Operations.
----------------------

          At October 31, 2000, the Company had $0 in assets and $14,100 in liabilities. The Company had no revenues for the three months ended October 31, 2000 and 1999, with net losses of ($0) and ($17,127), respectively.

Liquidity.
----------

          At October 31, 2000, the Company had no current assets, with total current liabilities of $14,100. Total stockholder's deficit was ($14,100).

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


               *Incorporated herein by reference.

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