Form 10QSB
period 2001-01-31
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2001
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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                  ASSETS

                                                         January 31, 2001

Current Assets

Marketable securities available for sale                 $       -0-

Total Current Assets                                             -0-

TOTAL ASSETS                                             $       -0-

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable                                         $      6,536
Shareholder loan                                                8,739
Note payable                                                        0

     Total Current Liabilities                                 15,275

Stockholders' Deficit

Common stock                                                      449

Additional paid in capital                                    298,493

Accumulated deficit                                          (314,217)

     Total Stockholders' Deficit                              (15,275)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                         $          0

                              See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                 For the Three             For the Three
                                 Months Ended               Months Ended
                                January 31, 2001           January 31, 2000

Revenues                        $              0                 $        0

Operating expense                          1,175                      5,250

Operating loss                            (1,175)                    (5,250)

Realized gain on disposal
of investments

Interest expense                                0                          0

Net income (loss)                          (1,175)                    (5,250)

Other Comprehensive income(loss)

Unrealized gain on marketable
securities

Total comprehensive
income (loss)                   $         (1,175)               $     (5,250)

Net Income (loss) per Share     $          (0.01)               $      (0.01)

Weighted Average Number of Shares
Outstanding                               449,107                     449,107

                            See accompanying notes

                         Asyst Corporation
                      Condensed Statements of Operations
                                 (Unaudited)

                                              For the Six     For the Six
                                              Months Ended    Months Ended,
                                           January 31, 2001  January 31, 2000
Revenues                                    $             0        $        0

Operating Expense                                     1,175             7,377

Operating loss                                       (1,175)           (7,377)

Realized gain on disposal of investments                  0            68,407

Interest expense                                          0                 0


Net income (loss)                                    (1,175)           61,030

Other Comprehensive income(loss)

  Unrealized holding loss during period                    0          (15,000)

  Reclassification adjustment for
  realized gain                                            0          (68,407)

Total comprehensive income (loss)           $        (1,175)      $   (22,377)


Net Income (loss) per Share                 $         (0.01)      $      0.14

Weighted Average Number of Shares
Outstanding                                         449,107           449,107
</TABLE
                               See accompanying notes

                              Asyst Corporation
                      Condensed Statements of Cash Flows
                                 (Unaudited)

                                           For the Three     For the Three
                                           Months Ended      Months Ended
                                         January 31, 2001  January 31, 2000
Cash Flows Used for
Operating Activities:

  Net Income (Loss)                       $        (1,175)       $   (5,250)

  Adjustments to reconcile
  net loss to net cash
  used for operating activities:

  Increase (decrease) in
  current liabilities                              1,175             5,250

Net Cash Flows Used for
Operating Activities                                   0                 0

Net Increase (Decrease) in Cash                        0                 0

Beginning Cash Balance                                 0                 0

Ending Cash Balance                        $           0         $       0

                               See accompanying notes

                                 Asyst Corporation
                        Condensed Statements of Cash Flows
                                  (Unaudited)

                                           For the Six          For the Six
                                           Months Ended         Months Ended
                                        January 31, 2001      January 31, 2000
Cash Flows Used for
Operating Activities:

  Net Income (Loss)                      $       (1,175)          $    61,030

  Adjustments to reconcile net
  loss to net cash used for
  operating activities:

  Gain on disposal of investments                      0              (68,407)

  Increase (decrease) in
  current liabilities                              1,175                7,377

Net Cash Flows Used for
Operating Activities                                   0                    0


Net Increase (Decrease) in Cash                        0                    0

Beginning Cash Balance                                 0                    0

Ending Cash Balance                      $             0            $       0

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                            January 31, 2001

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

Results of Operations.
----------------------

          At January 31, 2001, the Company had $0 in assets and $15,275 in liabilities. The Company had no revenues for the three months ended January 31, 2001 and 2000, with net losses of ($1,175) and ($5,250), respectively. The Company had no revenues for the six months ended January 31, 2001 and 2000, with net losses of ($1,175) and ($22,377), respectively.

Liquidity.
----------

          At January 31, 2001, the Company had no current assets, with total current liabilities of $15,275. Total stockholder's deficit was ($15,275).

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