Form 10QSB
period 2001-04-30
ASYST CORP
filed 2001-09-12
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2001
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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                                 April 30,
                                                   2001

Current Assets                                  $      0

Total Current Assets                                   0

TOTAL ASSETS                                    $      0

                   LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

     Accounts payable                           $  5,843

     Shareholder loan                             11,932

     Total Current Liabilities                    17,775

Stockholders' Deficit

     Common stock                                    449

     Additional paid in capital                  298,493

     Accumulated deficit                        (316,717)

     Total Stockholders' Deficit                 (17,775)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                         $        0

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                         April 30,2001        April 30, 2000
Revenues                                 $      0             $      0

Operating expense                               2,500              1,964

Operating loss                                 (2,500)            (1,964)

Realized gain on disposal
of investments

Interest expense                                0                     0


Net income (loss)                              (2,500)             (1,964)

Other Comprehensive income(loss)

Unrealized gain (loss) on
marketable securities

Total comprehensive                        $   (2,500)          $   (1,964)
 income (loss)

Net Income (loss) per Share                $    (0.01)           $   (0.01)

Weighted Average Number of Shares
Outstanding                                    449,107              449,107

                             See accompanying notes

                              Asyst Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                          For the Nine         For the Nine
                                          Months Ended         Months Ended
                                          April 30,2000        April 30, 1999

Revenues                                  $      0              $     0

Operating expense                            3,675                 9,336

Operating loss                              (3,675)               (9,336)

Realized gain on disposal                        0                68,407
of investments

Interest expense                                 0                    0

Net income (loss)                           (3,675)               59,071

Other Comprehensive income(loss)

  Unrealized holding loss during period          0               (15,000)

  Reclassification adjustment for                0               (68,407)
  realized gain

Total comprehensive                       $  3,675             $ (24,336)
income (loss)

Net Income (loss) per Share               $  (0.01)            $    0.07

Weighted Average                           449,107                449,107
Number of Shares Outstanding

                          See accompanying notes

                           Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                          For the Three        For the Three
                                           Months Ended     Months Ended
                                          April 30, 2001      April 30, 2000
Cash Flows Used for Operating Activities:

 Net Income (Loss)                        $    (2,500)     $        (1,964)

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Increase (decrease) in current
 liabilities                                   2,500                 1,964

Net Cash Flows Used for
Operating Activities                             0                   0

Net Increase (Decrease) in Cash                  0                   0

Beginning Cash Balance                           0                   0

Ending Cash Balance                       $      0            $      0

                         See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                             For the Nine      For the Nine
                                             Months Ended      Months Ended
                                             April 30, 2001    April 30, 2000


Cash Flows Used for Operating Activities:

 Net Income (Loss)                           $    (3,675)      $     59,066

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Gain on disposal of investments                                     (68,407)

 Increase (decrease) in current                    3,675               9,341
 liabilities
Net Cash Flows Used
 for Operating Activities                          0                    0

Net Increase (Decrease) in Cash                    0                    0


Beginning Cash Balance                             0                    0

Ending Cash Balance                            $   0              $     0


Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                             April 30, 2001

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 1999.

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

Results of Operations.
----------------------

          At April 30, 2001, the Company had $0 in assets and $17,775 in liabilities. The Company had no revenues for the three months ended April 30, 2001 and 2000, with net losses of ($2,500) and ($1,964), respectively.
The Company had no revenues for the nine months ended April 30, 2001 and 2000, with net losses of ($3,675) and ($24,336), respectively.

Liquidity.
----------

          At April 30, 2001, the Company had no current assets, with total current liabilities of $17,775. Total stockholder's deficit was ($17,775).

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