Form 10KSB/A
period 2000-07-31
ASYST CORP
filed 2001-11-01
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-1

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

                                449,072

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

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

     Penny Stock.
     ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

     *    with a price of less than five dollars per share;

     *    that are not traded on a "recognized" national exchange;

     * whose prices are not quoted on the NASDAQ automated quotation system; or

     * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

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

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor. This procedure requires the broker/dealer to:

     * get information about the investor's financial situation, investment experience and investment goals;

     * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

     * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

     * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment goals.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     The Company has no properties or facilities; its principal executive offices are located at 6170 South 380 West, #225, Murray, Utah 84107 and are provided by its President, Bob Hall, at no cost. Asyst has no long term agreement or understanding with its President for the continued use of these offices at no cost, and this use may cease at any time.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has never been any established "public market" for shares of common stock of ASyst. At the present time, there is no public trading market for the Company's common stock. Management does not expect any public market to develop unless and until it adopts a business plan. In any event, no assurance can be given that any market for ASyst's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others may have a substantial adverse impact on any such public market; and, all outstanding "restricted securities" of the Company have already satisfied the holding period requirements of Rule 144. As of October 10, 2001, Interwest Transfer Company, our transfer agent, reflected that the Company had 83,844 shares that are free trading and 365,228 that are "restricted securities." Of the 365,228 shares of "restricted securities," all have satisfied the one year holding period of 144. These restricted securities represent 81% of the total outstanding securities, with the free trading securities or "public float" representing approximately 19% of the total outstanding shares.

Recent Sales of Unregistered Securities.
----------------------------------------

Name of Person      Date      Number of Shares    Consideration
--------------      ----      ----------------    -------------
Michael Vardakis    5/99          250,000           $10,750 (1)
World Wireless      6/98          100,000                   (2)

                (1) These securities were issued in cancellation of debt in this amount and for non-capital raising services rendered pursuant to a written compensation agreement that was previously filed as Exhibit 2(ii) to the Company's 10-SB Registration Statement, as amended, and which is incorporated herein. See Part III, Item 13.

                (2) Issued in connection with a note payable transaction as described in Note 5 and 6 of the Company's financial statements that accompany this report. The 100,000 shares was issued as an origination fee for the note payable. The negotiated value of these securities was $100.

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

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest; to (ii) adopt a business plan regarding engaging in business in any selected industry; and to (iii) commence such operations through funding and/or the acquisition of an operating company with revenues and cash on hand for at least 12 months of operations that is engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. Expenses of the Company will be paid by a principal stockholder, Michael Vardakis, pursuant to his Agreement to pay expenses, through February 2, 2002; thereafter, the Company may be required to seek loans or advances from directors or executive officers or principal stockholders of the Company, or to raise funds through the placement of "restricted securities." Considering our present financial position, none of these possibilities can presently be determined to be available to the Company when and if needed.

     The report of our auditors indicated that there is substantial doubt about our ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is bleak.

Results of Operations.
----------------------

     ASyst has had no material business operations for over two fiscal years. It had an unrealized gain of $58,166 for the year ended July 31, 2000, from the sale of marketable securities in cancellation of debt; and a loss of ($18,160) for the year ended July 31, 1999. Virtually all of the losses in fiscal 1999 were related to expenses paid by the Company for attorney's fees, accounting fees and filing fees to maintain the Company in good standing.

Liquidity.
----------

     As of July 31, 2000, we had $0 in cash, with $14,100 in current liabilities. Expenses of $7,564 and $17,768 were paid on behalf of the Company by a principal stockholder, Michael Vardakis, during fiscal 2000 and 1999. The balance due to this shareholder as of July 31, 2000, was $7,564.

     During fiscal 2000, the Company reduced its debt from the assignment of marketable securities to the shareholder who paid the World Wireless debt.

     Any acquisition requiring liquid assets of the Company will not be possible because of the financial position of the Company. If the Company determines to commence and/or engage in any business operations, it will be required to raise funding through a debt or equity offering, which would be dependent upon the potential for success of any selected venture.
Acquisitions of any operating or other entity would be dependent upon the Company's ability to complete the acquisitions through the exchange of securities, rather than a cash investment. These types of acquisitions are normally limited to privately held companies wishing to become a publicly held company by virtue of a "reverse" reorganization or merger. In these types of transactions, present stockholders interests are diluted substantially, and the acquired company usually ends up owing upwards of 90-95 of the total outstanding securities of the post-reorganization or publicly-held company.

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

Stockholders' Equity
  Preferred Stock   2,000,000 shares authorized
   having a par value of $.001; no shares issued and
   outstanding
  Capital Stock -- 10,000,000 shares authorized
  having a par value of $.001 per share; 449,072 shares
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

                        ASyst CORPORATION
                     Statement of Operations
            For the Years Ended July 31, 2000 and 1999
                                    July 31, 2000       July 31, 1999
Revenues                                         -0-               -0-


Operating Expenses                            10,241            10,510

                          Operating Loss     (10,241)          (10,510)

Other Income

  Gain on disposal of securities              68,407                 0
  Interest Expense                                 0            (7,650)
        Total other Income                    68,407            (7,650)

        Net Gain or Loss Before Income Taxes  58,166           (18,160)

Current Year Provision for Income Taxes

Net Gain or Loss                              58,166           (18,160)

Other Comprehensive Income

   Unrealized gain(loss) on securities
     (net of tax)                            (15,000)          (93,750)

   Reclassification adjustment for realized
     gain                                    (68,407)
Total Comprehensive Income (Loss)            (25,241)         (111,910)

Net Gain or Loss per Share                 $    0.13         $   (0.07)

Weighted Average Shares Outstanding          449,072           249,792

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                Statement of Stockholders' Equity
            For the Years Ended July 31, 2000 and 1999
                              Additional              Unreal       Net
                Common  Common Paid-in   Accumulated Gain/Loss Stockholders'
                shares  Stock  Capital      Deficit  Securities    Equity
Balance,
July 31, 1998     199,072     199   287,993 (353,048)  177,157    112,301

Issued
250,000
shares for
fees and
debt May
18, 1999          250,000     250    10,500                        10,750

Unrealized
loss on
marketable
securities                                             (93,750)   (93,750)

Net Loss
for the
year ended
July 31, 1999                                 (18,160)            (18,160)

Balance,
July 31, 1999     449,072     449  298,493   (371,208)  83,407     11,141

Reclassification
adjustment for
realized gain                                          (83,407)   (83,407)

Net income for
the year ended
July 31, 1999                                  58,166              58,166

Balance, July 31,
1999              449,072  $  449 $298,493  $(313,042) $     0 $  (14,100)

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                     Statement of Cash Flows
            For the Years Ended July 31, 2000 and 1999
                                           July 31, 2000  July 31, 1999
Cash Flows Provided by/(Used for) Operating
Activities

Net Loss                                     $ 58,166       $(18,160)
Adjustments to reconcile net income to net
cash provided by operating activities:
    Gain on sale of securities                (68,407)             0
    Increase in accounts payable                2,677
    Increase (decrease) in loans payable        7,564          7,938
    Issued stock for expenses                       0         10,750
    Increase (decrease) in interest payable         0           (920)

        Net Cash Used for Operating Activities      0           (392)

                   Net Decrease in Cash             0           (392)

Beginning Cash Balance                              0            392

Ending Cash Balance                           $     0       $      0

Supplemental Disclosure of Cash Flow
Information

  Cash paid during the year for interest      $   -0-       $   -0-
  Cash paid during the year for
  franchise/income taxes                      $   -0-       $   -0-
  Securities exchanged for debt at market
    value                                      75,000           -0-

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

          ASyst Corporation developed/acquired additional assets over the next couple of years but in May of 1998, exchanged these assets and technology rights for 60,000 shares of stock in World Wireless Communications, Inc. [WWC], see Note 5. Since this transaction in May of 1998, the Company has had no material business operations.

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

NOTE 2    PAYABLE TO SHAREHOLDERS

          The Company has recorded a liability to a shareholder for expenses incurred on behalf of the . Expenses incurred in the current year were $7,564 and $17,768 in the prior year. The balance due to this shareholder at July 31, 2000 was $7,564. Shareholder loans are unsecured, non-interest bearing and payable on demand.

          A principal stockholder, director and executive officer (Mike Vardakis) has agreed to pay all expenses to maintain the Company in good standing and those expenses related to keeping required filings with the Securities and Exchange Commission current through June 30, 2002.

                        Asyst CORPORATION
                  Notes to Financial Statements
                          July 31, 2000

NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment were disposed of during the year ended July 31, 1998. Depreciation expense for the years ended July 31, 2000 and 1999 was $0.

NOTE 4    GOING CONCERN

          The Company has reported no revenues from operations for the years ended July 31, 2000 and 1999 and has sold its technology, and has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Michael Vardakis          36       Secretary         08/09/01           *
234 7th Ave.                       Treasurer         08/28/01           *
Salt Lake City, UT 84103           Director          08/09/01           *

Matthew C. Lords          37       Director          08/28/01           *
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Philip A. Bunker          47       Secretary         05/07/98        08/09/01
2441 South 3850 West               Director          05/07/98        08/09/01
West Valley, UT 84120

David D. Singer           50       Treasurer         05/07/98        08/28/01
2441 South 3850 West               Director          05/07/98        08/28/01
West Valley, UT 84120

     Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign or shall have been removed.

Business Experience.
--------------------

     Bob Hall, President and a director, was a founder of the Company and has served as an executive officer, director and an employee since its inception. From 1984 to 1986, he was employed by the Company on a part-time basis and served as its Vice President. In 1986, he was elected President and acted as a full time employee of the Company until it terminated active business operations in 1995. Following the sale of the assets in 1995, Mr. Hall has been employed as Vice President of Sales for Cable Services Technology, Inc., dba Sky Connect. Mr. Hall left that position in April 1997 to become Vice President and director of Ad Systems, Inc., a privately held Utah corporation. In March of 1998, Mr. Hall resigned his position as Vice President of Sales and as a member of the Board of Directors. Since that time, Mr. Hall has pursued consulting work and continues to serve as President and a director of the Company. Mr. Hall graduated from the University of Utah in 1961 with a degree in Electrical Engineering.

     Michael Vardakis, age 37, has served as Secretary and a director of the Company since August 9, 2001, and its Treasurer since August 28, 2001. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; since July, 1997, Mr. Vardakis has served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Matthew C. Lords, age 37, has served as a director since August 28, 2001. He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans. He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science.

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

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ASyst CORPORATION



Date: 10/31/01                         By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 10/31/01                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 10/31/01                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director