Form 10QSB/A
period 2001-04-30
ASYST CORP
filed 2001-11-01
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A-1

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

                          Common - 449,072 shares

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

Other Comprehensive income(loss)

Unrealized gain (loss) on
marketable securities

Total comprehensive                        $   (2,500)          $   (1,964)
 income (loss)

Net Income (loss) per Share                $    (0.01)           $   (0.01)

Weighted Average Number of Shares
Outstanding                                    449,072              449,072

                             See accompanying notes

                              Asyst Corporation
                      Condensed Statements of Operations
                                  (Unaudited)

                                          For the Nine         For the Nine
                                          Months Ended         Months Ended
                                          April 30,2001        April 30, 2000

Revenues                                  $      0              $     0

Operating expense                            3,675                 9,336

Operating loss                              (3,675)               (9,336)

Realized gain on disposal                        0                68,407
of investments

Interest expense                                 0                    0

Net income (loss)                           (3,675)               59,071

Other Comprehensive income(loss)

  Unrealized holding loss during period          0               (15,000)

  Reclassification adjustment for                0               (68,407)
  realized gain

Total comprehensive                       $  3,675             $ (24,336)
income (loss)

Net Income (loss) per Share               $  (0.01)            $    0.07

Weighted Average                           449,072               449,072
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

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                             April 30, 2001

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2000.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------
     The Company has not engaged in any material operations during the fiscal years ended July 31, 2000 or 1999.

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest; to (ii) adopt a business plan regarding engaging in business in any selected industry; and to (iii) commence such operations through funding and/or the acquisition of an operating company engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. Expenses of the Company will be paid by a principal stockholder, Michael Vardakis, pursuant to his Agreement to pay expenses, through February 2, 2002; thereafter, the Company may be required to seek loans or advances from directors or executive officers or principal stockholders of the Company, or to raise funds through the placement of "restricted securities." Considering the present financial position of these, none of these possibilities can presently be determined to be available to the Company when and if needed.

     The report of our auditors indicates that there is substantial doubt about our ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is bleak.

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

                                         ASYST CORPORATION

Date: 10/31/01                           By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 10/31/01                           By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer


Date: 10/31/01                           By/s/Matthew C. Lords
      ---------                             ------------------------
                                            Matthew C. Lords, Director