Form 10KSB/A
period 2000-07-31
ASYST CORP
filed 2001-11-07
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB/A-2

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

     Management intends to consider guidelines of industries in which the Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of an operating company engaged in any industry selected.

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

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ASyst CORPORATION



Date: 11/6/2001                        By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 11/6/2001                        By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 11/6/2001                        By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director