Form 10KSB
period 2001-07-31
ASYST CORP
filed 2001-11-07
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2001

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2001 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     November 1, 2001 - $153. There are approximately 153,463 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is no public market for the common stock of the Registrant, so this computation is arbitrarily based upon par value per share of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                            November 1, 2001

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     There has never been any established "public market" for shares of common stock of ASyst. At the present time, there is no public trading market for the Company's common stock. Management does not expect any public market to develop unless and until it adopts a business plan. In any event, no assurance can be given that any market for ASyst's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management and others may have a substantial adverse impact on any such public market; and, all outstanding "restricted securities" of the Company have already satisfied the holding period requirements of Rule 144. As of November 1, 2001, Interwest Transfer Company, our transfer agent, reflected that the Company had 83,844 shares that are free trading and 365,228 that are "restricted securities." Of the 365,228 shares of "restricted securities," all have satisfied the one year holding period of 144. These restricted securities represent 81% of the total outstanding securities, with the free trading securities or "public float" representing approximately 19% of the total outstanding shares.

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

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this report was approximately 689.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2001 or 2000.

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

Results of Operations.
----------------------

     ASyst has had no material business operations for over two fiscal years. It had a loss of $(12,183) for the year ended July 31, 2001 and a loss of ($25,241) for the year ended July 31, 2000. Virtually all of the losses in fiscal 2001 were related to expenses paid by the Company for attorney's fees, accounting fees and filing fees to maintain the Company in good standing.

Liquidity.
----------

     As of July 31, 2001, we had $0 in cash, with $26,283 in current liabilities. Expenses of $4,368 and $7,564 were paid on behalf of the Company by a principal stockholder, Michael Vardakis, during fiscal 2001 and 2000. The balance due to this shareholder as of July 31, 2001, was $11,932.

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

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          July 31, 2001, and July 31, 2000

          Independent Auditors Report

          Balance Sheet - July 31, 2001

          Statements of Operations for the years ended
          July 31, 2001 and 2000

          Statements of Stockholders' Equity July 31,
          2001 and July 31, 2000

          Statements of Cash Flows for the years ended
          July 31, 2001 and 2000

          Notes to Financial Statements

                        ASyst CORPORATION
                 (A Development Stage Company)
      Financial Statements and Independent Auditors' Report
                          July 31, 2001

                        ASyst CORPORATION

                        TABLE OF CONTENTS
                                                            Page
Independent Auditors' Report                                  1

Balance Sheet -- July 31, 2001                                2

Statement of Operations for the Years Ended July 31, 2001 and
2000                                                          3

Statement of Stockholders' Equity for the Years Ended July
31, 2001 and 2000                                             4

Statement of Cash Flows for the Years Ended July 31, 2001 and
2000                                                          5

Notes to Financial Statements                               6 - 9

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ASYST CORPORATION [A Development Stage Company]

We have audited the accompanying balance sheet of Asyst Corporation [a development stage company] as of July 31, 2001, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Corporation [a development stage company] as of July 31, 2001, and the results of its operations and its cash flows for the years ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                   Mantyla McReynolds


Salt Lake City, Utah
October 26, 2001

                        ASyst CORPORATION
                          Balance Sheet
                          July 31, 2001

                              ASSETS
Current Assets
  Current Assets                                            $     -0-
                       Total Current Assets                       -0-

                           TOTAL ASSETS                     $     -0-

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                          $  14,351
  Shareholder Loan - Note 2                                    11,932
                    Total Current Liabilities                  26,283

Stockholders' Equity
  Preferred Stock   2,000,000 shares authorized
   having a par value of $.001; no shares issued and
   outstanding
  Capital Stock -- 10,000,000 shares authorized
  having a par value of $.001 per share; 449,072 shares
  issued and outstanding                                          449
  Additional Paid-in Capital                                  298,493
  Accumulated Deficit                                        (353,048)
  Income accumulated during the development stage              27,823
                    Total Stockholders' Equity                (26,283)

             TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $     -0-

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                  (A Development Stage Company)
                     Statement of Operations
            For the Years Ended July 31, 2001 and 2000
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2001         2000        2001
Revenues                                  -0-               -0-           -0-

Operating Expenses                     12,183            10,241        32,934

                   Operating Loss     (12,183)          (10,241)      (32,934)

Other Income

  Gain on disposal of securities            0            68,407        68,407
  Interest Expense                          0                 0        (7,650)

        Total other Income                  0            68,407        60,757

 Net Income(Loss) Before Income Taxes (12,183)           58,166        27,823

Current Year Provision for Income Taxes

Net Gain or Loss                      (12,183)           58,166        27,823

Other Comprehensive Income

   Unrealized gain(loss) on securities
     (net of tax)                           0           (15,000)     (108,750)

   Reclassification adjustment for
     realized gain                          0           (68,407)      (68,407)

Total Comprehensive Income (Loss)     (12,183)          (25,241)     (149,334)

Net Income (Loss) per Share         $   (0.03)         $   0.13     $    0.07

Weighted Average Shares Outstanding    449,072          449,072       382,694

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                 (A Development Stage Company)
                Statement of Stockholders' Equity
            For the Years Ended July 31, 2001 and 2000
                              Additional              Unreal       Net
                Common  Common Paid-in   Accumulated Gain/Loss Stockholders'
                shares  Stock  Capital      Deficit  Securities    Equity
Balance,
July 31, 1998     199,072     199   287,993 (353,048)  177,157    112,301

Issued
250,000
shares for
fees and
debt May
18, 1999          250,000     250    10,500                        10,750

Unrealized
loss on
marketable
securities                                             (93,750)   (93,750)

Net Loss
for the
year ended
July 31, 1999                                 (18,160)            (18,160)

Balance,
July 31, 1999     449,072     449  298,493   (371,208)  83,407     11,141

Reclassification
adjustment for
realized gain                                          (83,407)   (83,407)

Net income for
the year ended
July 31, 2000                                  58,166              58,166

Balance, July 31,
2000              449,072  $  449 $298,493  $(313,042) $     0 $  (14,100)

Net income for
the year ended
July 31, 2001                                 (12,183)            (12,183)

Balance, July 31,
2001              449,072  $ 449  $298,493  $(325,225) $     0 $  (26,283)

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                  (A Development Stage Company)
                     Statement of Cash Flows
            For the Years Ended July 31, 2001 and 2000
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2001         2000        2001
Cash Flows Provided by/(Used for)
Operating Activities

Net Loss                             $(12,183)       $ 58,166    $ 27,823
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Gain on sale of securities              0         (68,407)    (68,407)
    Increase in accounts payable        7,815           2,677      10,492
    Increase (decrease) in loans
    payable                             4,368           7,564      19,870
    Issued stock for expenses               0               0      10,750
    Increase (decrease) in interest
    payable                                 0               0        (920)

        Net Cash Used for Operating
        Activities                          0               0        (392)

                   Net Decrease in Cash     0               0        (392)

Beginning Cash Balance                      0               0         392

Ending Cash Balance                   $     0         $     0    $      0

Supplemental Disclosure of Cash Flow
Information

  Cash paid during the year for
  interest                            $     0         $     0    $      0
  Cash paid during the year for
  franchise/income taxes              $     0         $     0    $      0
  Securities exchanged for debt at
  market value                              0          75,000      75,000

         See accompanying notes to financial statements.

                        ASyst CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2001

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

          Asyst Corporation developed/acquired additional assets over the next couple of years but in May of 1998, exchanged these assets and technology rights for 60,000 shares of stock in World Wireless Communications, Inc. [WWC], see Note 5. Since this transaction in May of 1998, the Company has had no material business operations and is now in the development stage.

          Property and Equipment

          Property and equipment are carried at cost and depreciated using accelerated methods for book and tax purposes, over the useful lives of the related assets. In May of 1998, the Company sold all property and equipment as part of an asset purchase. (See Note 5)

          Income Taxes

          Effective August 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, which is effective for fiscal years beginning after December 15, 1992. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

          Net Loss Per Common Share

          Net Income (loss) per common share is based on the weighted-average number of shares outstanding.

                        ASyst CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2001


NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

          Statement of Cash Flows

          For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company reports a cash balance of $-0- at July 31, 2001.

          Marketable Securities

          The Company accounts for marketable securities as available for sale. Securities are reported on the balance sheet at fair value. Unrealized gains and losses are reported as a separate component of stockholders' equity. Realized gains or losses are included in income in the period they are realized.

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


NOTE 2    PAYABLE TO SHAREHOLDERS

          The Company has recorded a liability to a shareholder for expenses incurred on behalf of the Company. Expenses incurred in the current year were $4,368 and $7,564 in the prior year. The balance due to this shareholder at July 31, 2001 was $11,932. Shareholder loans are unsecured, non-interest bearing and payable on demand.

          A principal stockholder, director and executive officer (Mike Vardakis) has agreed to pay all expenses to maintain the Company in good standing and those expenses related to keeping required filings with the Securities and Exchange Commission current through June 30, 2002.


NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment were disposed of during the year ended July 31, 1998. There was no depreciation expense during each of the years ended July 31, 2001 and 2000.


NOTE 4    GOING CONCERN

          The Company has reported no revenues for the years ended July 31, 2001 and 2000, has sold its technology and all assets, and has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        ASyst CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2001

          Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 5    SALE OF ASSETS/NOTE PAYABLE

          In May of 1998, the Company exchanged its assets for 60,000 shares (less than 1% of outstanding shares) of stock in World Wireless Communications, Inc. [WWC]. These shares were restricted and not tradable until May or June of 1999.

          In connection with the sale of assets, the Company executed a note payable to WWC for $66,429.50. As consideration, WWC paid cash and issued stock to settle liabilities on behalf of the Company. The note bore interest at 10% and was due September 30, 1999. The principal balance was reduced to $65,000 when an extension payment was made in July, 1999.

          In September of 1999, a shareholder (Vardakis) paid the note payable on behalf of the Company in full in exchange for assignment to him of the Company's investment in marketable securities (60,000 WWC common shares). A summary of the transaction is detailed below:

Book value of securities 7/31/99                          90,000

Less note payable balance settled                         65,000

Less shareholder loan balance settled                     10,000

Unrealized holding loss at disposal date (Aug-Sept)       15,000

Unrealized holding gain recorded in prior periods         83,407

Net realized gain on disposal of securities             $ 68,407

                        ASyst CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2001

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

          On May 18, 1999, the Company authorized the issuance of 250,000 shares of common stock to a shareholder (Vardakis) as consideration for services and in settlement of debts paid by the shareholder on behalf of the Company. These shares were valued at $10,750, or $.04 per share.


NOTE 7    INCOME TAXES

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 1, 1993. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at July 31, 2001 are summarized below.


Description                                   Balance      Tax      Rate

Federal loss carryforward(expires thru 2021) $(291,577)   99,136     34%

State loss carryforward(expires thru 2006)    (291,329)   14,566      5%

Valuation allowance                                     (113,703)

        Deferred tax asset                             $       0

          A valuation allowance is required if it is more likely than not that some or all of the net deferred tax asset will not be realized. An allowance of $113,703, up $4,752 from $108,951 as of July 31, 2000, has been measured against the entire net deferred asset balance based on the current financial position of the Company and the uncertainties discussed in Note 4.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Bob Hall     7/31/01    0     0     0     0      0     0   0
President,   7/31/00    0     0     0     0      0     0   0
Director

Phillip      7/31/01    0     0     0     0      0     0   0
Bunker,      7/31/00    0     0     0     0      0     0   0
Secretary

David D.     7/31/01    0     0     0     0      0     0   0
Singer,      7/31/00    0     0     0     0      0     0   0
Treasurer


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
                                                                 Required
Name of Person                 Form              Date Filed     Filing Date
--------------                 ----              ----------     -----------
Bob Hall                       3                 9/10/01         9/18/99
World Wireless, Inc.           3                 9/25/01         5/17/98
World Wireless, Inc.           4                 9/25/01         9/13/01
Michael Vardakis               3                 9/10/01         5/28/99

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class*
----------------                        ------------------       --------
Bob Hall                                     22,822                 5%
5435 Dunbarton Dr
Salt Lake City, UT 84117

Michael Vardakis                            250,000                56%
234 7th Ave.
Salt Lake City, UT 84103

Matthew C. Lords                              -0-
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Officers and Directors                      272,822                61%
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