Form 10QSB
period 2001-10-31
ASYST CORP
filed 2001-12-17
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2001
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

                          6170 South 380 West, #250
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

                             December 17, 2001

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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                               October 31,
                                                   2001

Current Assets                                  $      0

Total Current Assets                                   0

TOTAL ASSETS                                    $      0

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $  9,214

     Bank overdraft balance                          417

     Shareholder loan                             18,882

     Total Current Liabilities                    28,513

Stockholders' Deficit

     Common stock                                    449

     Additional paid in capital                  298,493

     Accumulated deficit                        (353,048)

     Accumulated deficit                          25,593

     Total Stockholders' Deficit                 (28,513)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                         $        0

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                        October 31, 2001    October 31, 2000
Revenues                                 $          0         $        0

Operating expense                               2,230                  0

Operating loss                                 (2,230)                 0

Realized gain on disposal
of investments                                      0                  0

Net income (loss)                              (2,230)                 0

Other Comprehensive income(loss)

Unrealized holding loss during period               0                  0

Reclassification adjustment for realized
gain                                                0                  0

Total comprehensive                        $   (2,230)          $      0
 income (loss)

Net Income (loss) per Share                $    (0.01)          $  (0.00)

Weighted Average Number of Shares
Outstanding                                    449,072           449,072

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                             For the Three      For the Three
                                             Months Ended      Months Ended
                                           October 31, 2001  October 31, 2000


Cash Flows Used for Operating Activities:

 Net Income (Loss)                           $    (2,230)      $           0

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Gain on disposal of investments                        0                  0

 Increase (decrease) in current                    (4,720)                 0
 liabilities

Net Cash Flows Used
 for Operating Activities                          (6,950)                 0

Cash Flows From Financing Activities:

 Loans from shareholder                             6,950                  0

Net Increase (Decrease) in Cash                         0                  0

Beginning Cash Balance                                  0                  0

Ending Cash Balance                            $        0       $          0



Supplemental disclosure:

 Cash paid for interest                        $        0       $          0

 Cash paid for income taxes                    $        0       $          0

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                          October 31, 2001

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2001, 2000 or 1999.

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

Results of Operations.
----------------------

          At October 31, 2001, the Company had $0 in assets and $28,513 in liabilities. The Company had no revenues for the three months ended October 31, 2001 and 2000, with net losses of ($2,230) and $0, respectively.

Liquidity.
----------

          At October 31, 2001, the Company had no current assets, with total current liabilities of $28,513. Total stockholder's deficit was ($28,513).

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended July 31, 2001.*

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

                                         ASYST CORPORATION

Date: 12/17/01                           By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 12/17/01                           By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer