Form 10QSB
period 2002-01-31
ASYST CORP
filed 2002-03-13
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended January 31, 2002
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

                             January 31, 2002

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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                               January 31,
                                                  2002

Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 15,420

     Shareholder loan                             18,882

     Bank overdraft balance                          453
                                                --------
     Total Current Liabilities                    34,755

Stockholders' Deficit

     Common stock                                    449

     Additional paid in capital                  298,493

     Accumulated deficit                        (353,048)

     Income accumulated during the development
     Stage                                        19,351
                                               ---------
     Total Stockholders' Deficit                 (34,755)
                                               ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                          $       0
                                               =========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                        January 31, 2001    January 31, 2000
Revenues                                 $          0         $        0

Operating expense                               6,242              5,250
                                         ------------         ----------
Operating loss                                 (6,242)            (5,250)

Other income or expense                             0                  0
                                         ------------         ----------
Net income (loss)                        $     (6,242)        $   (5,250)
                                         ============         ==========

Net Income (loss) per Share              $      (0.01)        $    (0.01)
                                         ============         ==========
Weighted Average Number of Shares
Outstanding                                   449,072            449,072
                                         ============         ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Six       For the Six       Stage Period
                            Months Ended      Months Ended        Through
                           January 31, 2001 January 31, 2000  January 31, 2000
Revenues                   $          0       $        0      $       0

Operating expense                 8,472            7,377         41,406
                           ------------       ----------       --------
Operating loss                   (8,472)          (7,377)       (41,406)

Realized gain on disposal
of investments                                    68,407         68,407

Interest Expense                      0                0         (7,650)
                           ------------       ----------      ---------

Net income (loss)          $     (8,472)      $   61,030      $  19,351

Other Comprehensive Income
(loss)
   Unrealized holding loss
   during period                                 (15,000)      (108,750)
   Reclassification
   adjustment for realized
   gain                                          (68,407)       (68,407)
                           ------------       ----------      ---------
Total comprehensive income
(loss)                     $     (8,472)      $  (22,377)     $(157,806)
                           ============       ==========      =========

Net Income (loss) per Share$      (0.02)      $     0.14      $    0.05
                           ============       ==========      =========
Weighted Average Number of
Shares Outstanding              449,072          449,072        392,236
                           ============       ==========      =========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                             For the Three      For the Three
                                             Months Ended      Months Ended
                                           January 31, 2001  January 31, 2000


Cash Flows Used for Operating Activities:

 Net Income (Loss)                           $    (6,242)      $      (5,250)

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Increase (decrease) in current
 liabilities                                       6,242               5,250
                                             -----------       -------------
Net Cash Flows Used
 for Operating Activities                              0                   0
                                             -----------       -------------
Net Increase (Decrease) in Cash                        0                   0

Beginning Cash Balance                                 0                   0
                                             -----------       -------------
Ending Cash Balance                          $         0       $           0
                                             ===========       =============

                          See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Six       For the Six       Stage Period
                            Months Ended      Months Ended        Through
                           January 31, 2001 January 31, 2000  January 31, 2000
Cash Flows Used for
Operating Activities:

 Net Income (Loss)          $    (8,472)      $      61,030    $   19,351

Adjustments to reconcile
net loss to net cash used
for operating activities:

 Gain on disposal of
 investments                                        (68,407)      (68,407)

 Expenses paid by
 shareholder                                                       19,870

 Issued stock for expenses                                         10,750

 Increase (decrease) in
 current liabilities              8,472               7,377        18,044
                            -----------       -------------    ----------
Net Cash Flows Used
 for Operating Activities             0                   0          (392)
                            -----------       -------------    ----------
Net Increase (Decrease) in
Cash                                  0                   0          (392)

Beginning Cash Balance                0                   0           392
                            -----------       -------------    ----------
Ending Cash Balance         $         0       $           0    $        0
                            ===========       =============    ==========

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

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. Expenses of the Company were paid by a principal stockholder, Michael Vardakis, pursuant to his Agreement to pay expenses, through February 2, 2002; thereafter, the Company may be required to seek loans or advances from directors or executive officers or principal stockholders of the Company, or to raise funds through the placement of "restricted securities." Considering the present financial position of these, none of these possibilities can presently be determined to be available to the Company when and if needed.

Results of Operations.
----------------------

          At January 31, 2001, the Company had $0 in assets and $34,755 in liabilities. The Company had no revenues for the three months ended January 31, 2001 and 2000, with net losses of ($6,242) and ($5,250), respectively. The Company had no revenues for the six months ended January 31, 2001 and 2000, with net losses of ($8,472) and ($22,377), respectively.

Liquidity.
----------

          At January 31, 2001, the Company had no current assets, with total current liabilities of $34,755. Total stockholder's deficit was ($34,755).

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

                                         ASYST CORPORATION

Date: 3/13/02                            By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 3/13/02                            By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer


Date: 3/13/02                            By/s/Matthew C. Lords
      ---------                             ------------------------
                                            Matthew C. Lords, Director