Form 10QSB/A
period 2002-01-31
ASYST CORP
filed 2002-04-22
CIK 1088781

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
                                               =========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                         Months Ended         Months Ended
                                        January 31, 2002    January 31, 2001
Revenues                                 $          0         $        0

Operating expense                               6,242              1,175
                                         ------------         ----------
Operating loss                                 (6,242)            (1,175)

Other income or expense                             0                  0
                                         ------------         ----------
Net income (loss)                        $     (6,242)        $   (1,175)
                                         ============         ==========

Net Income (loss) per Share              $      (0.01)        $    (0.01)
                                         ============         ==========
Weighted Average Number of Shares
Outstanding                                   449,072            449,072
                                         ============         ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Six       For the Six       Stage Period
                            Months Ended      Months Ended        Through
                           January 31, 2002 January 31, 2001  January 31, 2002
Revenues                   $          0       $        0      $       0

Operating expense                 8,472            1,175         41,406
                           ------------       ----------       --------
Operating loss                   (8,472)          (1,175)       (41,406)

Realized gain on disposal
of investments                                         0         68,407

Interest Expense                      0                0         (7,650)
                           ------------       ----------      ---------
Net income (loss)          $     (8,472)      $   (1,175)     $  19,351

Other Comprehensive Income
(loss)
   Unrealized holding loss
   during period                                       0       (108,750)
   Reclassification
   adjustment for realized
   gain                                                0        (68,407)
                           ------------       ----------      ---------
Total comprehensive income
(loss)                     $     (8,472)      $   (1,175)     $(157,806)
                           ============       ==========      =========

Net Income (loss) per Share$      (0.02)      $    (0.01)      $    0.05
                           ============       ==========      =========
Weighted Average Number of
Shares Outstanding              449,072          449,072        392,236
                           ============       ==========      =========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                             For the Three      For the Three
                                             Months Ended      Months Ended
                                           January 31, 2002  January 31, 2001
Cash Flows Used for Operating Activities:

 Net Income (Loss)                           $    (6,242)      $      (1,175)

 Adjustments to reconcile net loss to
 net cash used for operating activities:

 Increase (decrease) in current
 liabilities                                       6,242               1,175
                                             -----------       -------------
Net Cash Flows Used
 for Operating Activities                              0                   0
                                             -----------       -------------
Net Increase (Decrease) in Cash                        0                   0

Beginning Cash Balance                                 0                   0
                                             -----------       -------------
Ending Cash Balance                          $         0       $           0
                                             ===========       =============

                          See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Six       For the Six       Stage Period
                            Months Ended      Months Ended        Through
                           January 31, 2002 January 31, 2001  January 31, 2002
Cash Flows Used for
Operating Activities:

 Net Income (Loss)          $    (8,472)      $      (1,175)    $   19,351

Adjustments to reconcile
net loss to net cash used
for operating activities:

 Gain on disposal of
 investments                                              0        (68,407)

 Expenses paid by
 shareholder                                                        19,870

 Issued stock for expenses                                          10,750

 Increase (decrease) in
 current liabilities              8,472               1,175        18,044
                            -----------       -------------    ----------
Net Cash Flows Used
 for Operating Activities             0                   0          (392)
                            -----------       -------------    ----------
Net Increase (Decrease) in
Cash                                  0                   0          (392)

Beginning Cash Balance                0                   0           392
                            -----------       -------------    ----------
Ending Cash Balance         $         0       $           0    $        0
                            ===========       =============    ==========

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                           January 31, 2002

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

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2002 or 2001.

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

Results of Operations.
----------------------

          At January 31, 2002, the Company had $0 in assets and $34,755 in liabilities. The Company had no revenues for the three months ended January 31, 2002 and 2001, with net losses of ($6,242) and ($1,175), respectively. The Company had no revenues for the six months ended January 31, 2002 and 2001, with net losses of ($8,472) and ($1,175), respectively.

Liquidity.
----------

          At January 31, 2002, the Company had no current assets, with total current liabilities of $34,755. Total stockholder's deficit was ($34,755).

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

                                         ASYST CORPORATION

Date: 4/19/2002                          By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 4/19/2002                          By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer


Date: 4/19/2002                          By/s/Matthew C. Lords
      ---------                             ------------------------
                                            Matthew C. Lords, Director