Form 10QSB
period 2002-04-30
ASYST CORP
filed 2002-06-14
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended April 30, 2002
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

                          6170 South 380 West, #150
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

                              April 30, 2002

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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                                 April 30,
                                                  2002
Current Assets

Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 15,420

     Shareholder loan                             20,382

     Bank overdraft balance                        1,939
                                                --------
     Total Current Liabilities                    37,741

Stockholders' Deficit

     Common stock                                    449

     Additional paid in capital                  298,493

     Accumulated deficit                        (353,048)

     Income accumulated during the development
     Stage                                        16,365
                                               ---------
     Total Stockholders' Deficit                 (37,741)
                                               ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                          $       0
                                               =========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                         For the Three        For the Three
                                          Months Ended         Months Ended
                                         April 30, 2002       April 30, 2001
Revenues                                 $          0         $        0

Operating expense                               2,548              1,964
                                         ------------         ----------
Operating loss                                 (2,548)            (1,964)

Income/Franchise taxes                           (437)                 0
                                         ------------         ----------
Net income (loss)                        $     (2,985)        $   (1,964)
                                         ============         ==========

Net Income (loss) per Share              $      (0.01)        $    (0.01)
                                         ============         ==========
Weighted Average Number of Shares
Outstanding                                   449,072            449,072
                                         ============         ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Nine      For the Nine      Stage Period
                            Months Ended      Months Ended        Through
                           April 30, 2002    April 30, 2001    April 30, 2002
Revenues                   $          0       $        0      $       0

Operating expense                11,021            9,336         43,955
                           ------------       ----------       --------
Operating loss                  (11,021)          (9,336)       (43,955)

Realized gain on disposal
of investments                        0           68,407         68,407

Interest Expense                      0                0         (7,650)

Income/Franchise Taxes             (473)               0           (437)
                           ------------       ----------      ---------
Net income (loss)          $    (11,458)      $   59,071     $  16,365

Other Comprehensive Income
(loss)

   Unrealized holding loss
   during period                      0          (15,000)      (108,750)
   Reclassification
   adjustment for realized
   gain                               0          (68,407)       (68,407)
                           ------------       ----------      ---------
Total comprehensive income
(loss)                     $    (11,458)      $  (24,336)     $(160,792)
                           ============       ==========      =========

Net Income (loss) per Share$      (0.03)      $     0.07      $    0.04
                           ============       ==========      =========
Weighted Average Number of
Shares Outstanding              449,072          449,107        395,931
                           ============       ==========      =========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                   For the
                                                                Development
                            For the Nine      For the Nine      Stage Period
                            Months Ended      Months Ended        Through
                           April 30, 2002    April 30, 2001    April 30, 2002
Cash Flows Used for
Operating Activities:

 Net Income (Loss)          $   (11,458)      $      59,066     $   16,365

Adjustments to reconcile
net loss to net cash used
for operating activities:

 Gain on disposal of
 investments                                        (68,407)       (68,407)

 Expenses paid by
 shareholder                                          9,341         19,870

 Issued stock for expenses                                0         10,750

 Increase (decrease) in
 current liabilities             11,458                   0         21,030
                            -----------       -------------    ----------
Net Cash Flows Used
 for Operating Activities             0                   0          (392)
                            -----------       -------------    ----------
Net Increase (Decrease) in
Cash                                  0                   0          (392)

Beginning Cash Balance                0                   0           392
                            -----------       -------------    ----------
Ending Cash Balance         $         0       $           0    $        0
                            ===========       =============    ==========

Supplemental disclosure:

Investment of $90,000 was disposed of as settlement of debt on September 30, 1999.

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                             April 30, 2002

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2001 or 2000 or during the nine months ended April 30, 2002.

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

Results of Operations.
----------------------

          At April 30, 2002, the Company had $0 in assets and $37,741 in liabilities. The Company had no revenues for the three months ended April 30, 2002 and 2001, with net losses of ($2,985) and ($1,964), respectively. The Company had no revenues for the nine months ended April 30, 2002 and 2001, with net losses and income of ($11,458) and $59,071, respectively.

Liquidity.
----------

          At April 30, 2002, the Company had no current assets, with total current liabilities of $37,741. Total stockholder's deficit was ($37,741).

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

                                         ASYST CORPORATION

Date: 6/14/02                           By/s/Bob Hall
      ---------                             ------------------------
                                            Bob Hall, Director
                                            and President

Date: 6/13/02                           By/s/Mike Vardakis
      ---------                             ------------------------
                                            Mike Vardakis, Director
                                            and Secretary/Treasurer


Date: 6/13/02                           By/s/Matthew C. Lords
      ---------                             ------------------------
                                            Matthew C. Lords, Director