Form 10KSB
period 2002-07-31
ASYST CORP
filed 2002-11-12
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2002

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2002 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 31, 2002 - $65. There are approximately 65,428 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is no public market for the common stock of the Registrant, so this computation is arbitrarily based upon par value per share of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           October 31, 2002

                                449,072

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item 13.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Asyst Corporation ("Asyst," the "Company," "we," "our" "us" or similar words) was organized as a Utah corporation on August 27, 1984, under the name "Ad Systems, Inc."

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

     In July, 2001, all fractional stockholders that resulted from the 500 for one reverse split effected on May 7, 1998, amounting to 2,730 stockholders, were paid $1.00 for each fractional share, and the number of stockholders of the Company was reduced by that amount.

     All of the foregoing is reflected retroactively in all annual and quarterly financial statements of the Company and all computations contained in this Annual Report.

Events Subsequent to Our Fiscal Year End.
-----------------------------------------

     The Company signed a Letter of Intent on September 16, 2002, between Asyst and Arcavista Corporation, whereby the Company has tentatively agreed that it will exchange newly issued shares of its common voting stock for all of the outstanding shares of Arcavista Corporation. At the closing of a Definitive Agreement, Arcavista Corporation will become a wholly-owned subsidiary of the Company.

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

     Sarbanes-Oxley Act.
     -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

     * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

     * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

     * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

     The Company has no properties or facilities; its principal executive offices are located at 6170 South 380 West, #150, Murray, Utah 84107 and are provided by its President, Bob Hall, at no cost. Asyst has no long term agreement or understanding with its President for the continued use of these offices at no cost, and this use may cease at any time.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "AYST", with quotations that commenced in August, 2002; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by Bob Hall, the Company's President, or Michael Vardakis, the Company's Secretary/Treasurer, and other principal stockholders, may have a substantial adverse impact on any such public market. All of the "restricted securities" of the Company that are outstanding have satisfied the required holding period of Rule 144. As of October 18, 2002, Interwest Transfer Company, our transfer agent, reflected that the Company had 83,844 shares that are free trading and 365,228 that are "restricted securities." Of the 365,228 shares of "restricted securities," all have satisfied the one year holding period of
144. These restricted securities represent 81% of the total outstanding securities, with the free trading securities or "public float" representing approximately 19% of the total outstanding shares. As a condition to the quotation of the Company's securities on the OTC Bulletin Board of the NASD, the public resale of the 350,000 shares outlined below under the heading "Recent Sales of Unregistered Securities" are subject to resale under an effective registration statement that must be filed with the Securities and Exchange Commission.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
August 1, 2002
through
October 18, 2002            $0.05                  $0.05

     These bid prices were obtained from the National Quotation Bureau, LLC ("NQB") and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

     No assurance can be given that any "established public market" will develop in the common stock of the Company, or if any such market does develop, that it will continue or be sustained for any period of time.

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

                (2) Issued in connection with a note payable transaction as described in Note 5 and 6 of the Company's financial statements that accompany this Annual Report. The 100,000 shares was issued as an origination fee for the note payable. The negotiated value of these securities was $100.

     These securities were issued in reliance upon the exemption for private offerings of securities contained in Section 4(2) of the Securities Act, as Mr. Vardakis and World Wireless came within the definitions of an "accredited investor" contained in Regulation D of the Securities and Exchange Commission, or "sophisticated investor," and had prior access to all material information regarding the Company before the issuance of these securities. As a condition to the quotation of the Company's securities on the OTC Bulletin Board of the NASD, the public resale of all of these securities are subject to resale under an effective registration statement that must be filed with the Securities and Exchange Commission.

Holders.
--------

     The number of record holders of the Company's common stock as of the date of this Annual Report was approximately 689.

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

Results of Operations.
----------------------

     ASyst has had no material business operations for over two fiscal years. It had a loss of $(18,749) for the year ended July 31, 2002, and a loss of ($12,183) for the year ended July 31, 2001. Virtually all of the losses in fiscal 2002 were related to expenses paid by the Company for attorney's fees, accounting fees and filing fees to maintain the Company in good standing.

Liquidity.
----------

     As of July 31, 2002, we had $0 in cash, with $45,032 in current liabilities. Expenses of $10,450 and $4,368 were paid on behalf of the Company by a principal stockholder, Michael Vardakis, during fiscal 2002 and 2001. The balance due to this shareholder as of July 31, 2002, was $22,382.

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

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          July 31, 2002, and July 31, 2001

          Independent Auditors Report

          Balance Sheet - July 31, 2002

          Statements of Operations for the Years Ended
          July 31, 2002 and 2001 and for the Period from Reactivation (May 15, 1998) through July 31, 2002

          Statements of Stockholders' Equity for the Years Ended
          July 31, 2002 and July 31, 2001 and for the Period from
         Reactivation (May 15, 1998) through July 31, 2002

          Statements of Cash Flows for the Years Ended
          July 31, 2002 and 2001 and for the Period from Reactivation (May 15, 1998) through July 31, 2002

          Notes to Financial Statements

                        ASYST CORPORATION
                 (A Development Stage Company)
      Financial Statements and Independent Auditors' Report
                          July 31, 2002

                        ASYST CORPORATION

                        TABLE OF CONTENTS
                                                               Page
Independent Auditors' Report                                     1

Balance Sheet -- July 31, 2002                                   2

Statement of Operations for the Years Ended July 31, 2002 and
2001 and for the Period from Reactivation (May 15, 1998)
through July 31, 2002                                            3

Statement of Stockholders' Equity for the Years Ended July
31, 2002 and 2001 and for the Period from Reactivation (May 15,
1998) through July 31, 2002                                      4

Statement of Cash Flows for the Years Ended July 31, 2002 and
2001 and for the Period from Reactivation (May 15, 1998)
through July 31, 2002                                            5

Notes to Financial Statements                               6 - 10

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ASYST CORPORATION [A Development Stage Company]

We have audited the accompanying balance sheet of Asyst Corporation [a development stage company] as of July 31, 2002, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years ended July 31, 2002 and 2001 and for the period from reactivation (May 15, 1998) through July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Corporation [a development stage company] as of July 31, 2002, and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001 and for the period from reactivation (May 15, 1998) through July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Asyst Corporation will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has reported no revenues from operations and no assets which raises substantial doubt about the ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                   Mantyla McReynolds


Salt Lake City, Utah
October 25, 2002

                        ASYST CORPORATION
                          Balance Sheet
                          July 31, 2002

                              ASSETS
Current Assets
  Current Assets                                            $       0
                                                            ---------
                       Total Current Assets                         0
                                                            ---------
                           TOTAL ASSETS                     $       0
                                                            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                          $  20,574
  Bank overdraft                                                2,076
  Shareholder Loan - Note 2                                    22,382
                                                            ---------
                    Total Current Liabilities                  45,032

Stockholders' Equity
  Preferred Stock -- 2,000,000 shares authorized
   having a par value of $.001; no shares issued and
   outstanding
  Capital Stock -- 10,000,000 shares authorized
  having a par value of $.001 per share; 449,072 shares
  issued and outstanding                                          449
  Additional Paid-in Capital                                  298,493
  Accumulated Deficit                                        (353,048)
  Income accumulated during the development stage               9,074
                                                            ---------
                    Total Stockholders' Equity/(Deficit)      (45,032)
                                                            ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)     $       0
                                                            =========

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                     Statement of Operations
  For the Years Ended July 31, 2002 and 2001 and for the Period from
       Reactivation (May 15, 1998) through July 31, 2002
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2002         2001        2002
Revenues                          $         0         $       0   $         0

Operating Expenses                     18,749            12,183        51,683
                                  -----------         ---------   -----------
                   Operating Loss     (18,749)          (12,183)      (51,683)

Other Income

  Gain on disposal of securities            0                 0        68,407
  Interest Expense                          0                 0        (7,650)
                                    ---------          --------    ----------
        Total other Income                  0                 0        60,757

 Net Income(Loss) Before Income Taxes (18,749)          (12,183)        9,074
                                    ---------          --------    ----------
Provision for Income Taxes                  0                 0             0
                                    ---------          --------    ----------
Net Gain or Loss                      (18,749)          (12,183)        9,074

Other Comprehensive Income

   Unrealized holding gain(loss) on
   marketable securities (net of tax)       0                 0      (108,750)

   Reclassification adjustment for
     realized gain                          0                 0       (68,407)
                                   ----------          --------    ----------
Total Comprehensive Income (Loss)     (18,749)          (12,183)     (168,083)
                                   ==========          ========    ==========
Net Income (Loss) per Share        $    (0.04)         $  (0.03)   $     0.02
                                   ==========          ========    ==========
Weighted Average Shares Outstanding   449,072           449,072       399,277
                                   ==========          ========    ==========

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                 (A Development Stage Company)
           Statement of Stockholders' Equity/(Deficit)
      For the Period from Reactivation (May 15, 1998) through July 31, 2002
                              Additional              Unreal       Net
                Common  Common Paid-in   Accumulated Gain/Loss Stockholders'
                shares  Stock  Capital      Deficit  Securities    Equity
Balance,
May 15, 1998      199,072     199   287,993 (353,048)  177,157    112,301

Issued
250,000
shares for
fees and
debt May
18, 1999          250,000     250    10,500                        10,750

Unrealized
loss on
marketable
securities                                             (93,750)   (93,750)

Net Loss
for the
year ended
July 31, 1999                                 (18,160)            (18,160)

Balance,
July 31, 1999     449,072     449  298,493   (371,208)  83,407     11,141

Reclassification
adjustment for
realized gain                                          (83,407)   (83,407)

Net income for
the year ended
July 31, 2000                                  58,166              58,166

Balance, July 31,
2000              449,072  $  449 $298,493  $(313,042) $     0 $  (14,100)

Net income for
the year ended
July 31, 2001                                 (12,183)            (12,183)

Balance, July 31,
2001              449,072  $ 449  $298,493  $(325,225) $     0 $  (26,283)

Net income for
the year ended
July 31, 2002                                 (18,749)       0    (18,749)

Balance, July 31,
2002              449,072  $ 449  $298,493  $(343,974) $     0 $  (45,032)

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                     Statement of Cash Flows
   For the Years Ended July 31, 2002 and 2001 and for the Period from
Reactivation (May 15, 1998) through July 31, 2002
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2002         2001        2002
Cash Flows Provided by/(Used for)
Operating Activities

Net Income/(Loss)                    $(18,749)       $(12,183)    $ 9,074
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Gain on sale of securities              0               0     (68,407)
    Increase in accounts payable        6,223           7,815      16,715
    Increase in bank overdraft          2,076               0       2,076
    Expenses paid by shareholder       10,450           4,368      30,320
    Issued stock for expenses               0               0      10,750
    Increase (decrease) in interest
    payable                                 0               0        (920)
                                      -------          ------     -------
        Net Cash Used for Operating
        Activities                          0               0        (392)
                                      -------          ------     -------
                   Net Decrease in Cash     0               0        (392)

Beginning Cash Balance                      0               0         392
                                      -------          ------     -------
Ending Cash Balance                   $     0          $    0     $     0
                                      =======          ======     =======
Supplemental Disclosure of Cash Flow
Information

  Cash paid during the year for
  interest                            $     0          $    0     $     0
  Cash paid during the year for
  franchise/income taxes              $     0          $    0     $     0
  Securities exchanged for debt at
  market value                              0          75,000      75,000

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2002

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies of the Company conform with
          U. S. generally accepted accounting principles. The following information summarizes the organization and significant accounting policies of the Company.

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

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2002

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

          Statement of Cash Flows

          For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company reports a cash balance of $-0- at July 31, 2002.

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

          Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2    PAYABLE TO SHAREHOLDERS

          The Company has recorded a liability to a shareholder for expenses incurred on behalf of the Company. Expenses incurred in the current year were $10,450 and $4,368 in the prior year. The balance due to this shareholder at July 31, 2002 was $22,382. Shareholder loans are unsecured, non-interest bearing and payable on demand.

          A principal stockholder, director and executive officer (Mike Vardakis) has agreed to pay all expenses to maintain the Company in good standing and those expenses related to keeping required filings with the Securities and Exchange Commission current through June 30, 2002.


NOTE 3    PROPERTY AND EQUIPMENT

          Property and equipment were disposed of during the year ended July 31, 1998. There was no depreciation expense during each of the years ended July 31, 2002 and 2001.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2002

NOTE 4    GOING CONCERN

          The Company has reported no revenues for the years ended July 31, 2002 and 2001, has sold its technology and all assets, and has no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

          In September of 1999, a shareholder (Vardakis) paid the note payable on behalf of the Company in full in exchange for assignment to him of the Company's investment in marketable securities (60,000 WWC common shares). A summary of the transaction is detailed below:

Book value of securities 7/31/99                          90,000

Less note payable balance settled                         65,000

Less shareholder loan balance settled                     10,000

                                                      ----------
Unrealized holding loss at disposal date (Aug-Sept)       15,000

Unrealized holding gain recorded in prior periods         83,407
                                                      ----------
Net realized gain on disposal of securities           $   68,407
                                                      ==========

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2002

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


NOTE 7    INCOME TAXES

          The Company adopted the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes, as of August 1, 1993. The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at July 31, 2002 are summarized below.

Description                                   Balance      Tax      Rate

Federal loss carryforward(expires thru 2022) $(310,326)   99,136     34%

State loss carryforward(expires thru 2006)    (225,164)   11,258      5%

Valuation allowance                                     (110,394)

        Deferred tax asset                             $       0
          A valuation allowance is required if it is more likely than not that some or all of the net deferred tax asset will not be realized. An allowance of $110,394, down $3,309from $113,703 as of July 31, 2001, has been measured against the entire net deferred asset balance based on the current financial position of the Company and the uncertainties discussed in Note 4.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2002

NOTE 8    SUBSEQUENT EVENT

          The company has signed a letter of intent to issue to the shareholders of ARCAVISTA common stock of ASYST on a fully diluted basis in exchange for all of the issued and outstanding shares of ARCAVISTA. As of the date of this report negotiations have not been completed.

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

Business Experience.
--------------------

     Bob Hall, President and a director, was a founder of the Company and has served as an executive officer, director and an employee since its inception. >From 1984 to 1986, he was employed by the Company on a part-time basis and served as its Vice President. In 1986, he was elected President and acted as a full time employee of the Company until it terminated active business operations in 1995. Following the sale of the assets in 1995, Mr. Hall has been employed as Vice President of Sales for Cable Services Technology, Inc., dba Sky Connect. Mr. Hall left that position in April 1997 to become Vice President and director of Ad Systems, Inc., a privately held Utah corporation. In March of 1998, Mr. Hall resigned his position as Vice President of Sales and as a member of the Board of Directors. Since that time, Mr. Hall has pursued consulting work and continues to serve as President and a director of the Company. Mr. Hall graduated from the University of Utah in 1961 with a degree in Electrical Engineering.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Bob Hall
President,   7/31/02    0     0     0     0      0     0   0
Director     7/31/01    0     0     0     0      0     0   0

Michael
Vardakis,    7/31/02    0     0     0     0      0     0   0
Secretary,   7/31/01    0     0     0     0      0     0   0
Treasurer,
Director

Matthew C.
Lords,       7/31/02    0     0     0     0      0     0   0
Director     7/31/01    0     0     0     0      0     0   0

Stock Option, Compensation or Pension Plans.
--------------------------------------------

     We have no stock option, compensation, pension plans or similar plans for its directors, executive officers or employees that may be hired in the future; however, it may adopt these types of plans in the future.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission with the exception of Bob Hall who disposed of 21,030 of his shares and his Form 5 will be filed within 10 days of the date of this Annual Report.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------
Bob Hall                                      -0-                   0%
5435 Dunbarton Dr
Salt Lake City, UT 84117

Michael Vardakis                            295,644                65.8%
234 7th Ave.
Salt Lake City, UT 84103

Matthew C. Lords                              -0-
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Officers and Directors                      295,644                65.8%
as a group (three)

                         FIVE PERCENT STOCKHOLDERS
                         -------------------------


                                         Number of Shares         Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------
Michael Vardakis*                             295,644               65.8%
234 7th Ave.
Salt Lake City, UT 84103

Terry Pantelakis*                              44,000                9.7%
3000 Connor #31
Salt Lake City, Utah 84109

Angelo Vardakis*                               44,000                9.7%
626 E. 1300 South
Salt Lake City, Utah 84105

          * As a condition to the quotation of our Company's securities on the OTC Bulletin Board of the NASD, the resale of all of these securities are subject to resale under an effective registration statement that must be filed with the Securities and Exchange Commission.

Changes in Control.
-------------------

     Except as set forth under the heading "Business Development" of Item 1, there are no existing arrangement which may result in a change in control of the Company.

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

     In September, 1999, the Company agreed to assign all of its right, title and interest in the 60,000 shares of World Wireless shares that it acquired from World Wireless in consideration of Mr. Vardakis paying World Wireless the debt owed to World Wireless by the Company in the amount of $65,000 and the cancellation of a note payable to Mr. Vardakis in the amount of $75,000 as outlined in Note 5 of the financial statements of the Company that accompany this Annual Report.

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

     Mr. Vardakis continues to advance payments for expenses of the Company, which are shown as current liabilities of the Company on its balance sheet in the financial statements that accompany this Annual Report. Therefore, Mr. Vardakis may be deemed to be a promoter of the Company.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K.
--------------------

     No reports have been filed by the Company on Form 8-K since its inception.

Exhibits.*
----------

          (i)
                                          Where Incorporated
                                            in this Annual Report
                                            --------------

Registration Statement on From 10-SB, as Parts I, II and III amended.**

          (ii)

Exhibit
Number               Description
------               -----------

          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.


Item 14. Controls and Procedures.
         ------------------------

     We currently have no employees. We have evaluated our disclosure controls and procedures and have concluded that these controls and procedures are effective.

     There are no significant changes in the internal controls or other factors that could significantly affect these controls subsequent to October 31, 2002.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       ASYST CORPORATION



Date: 11/11/02                         By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 11/11/02                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 11/11/02                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bob Hall, President of Asyst Corporation, certify that:

     1.   I have reviewed this Annual report on Form 10-KSB of Asyst
Corporation;

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

     c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature: /s/Bob Hall
                                     Bob Hall
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Vardakis, Secretary/Treasurer of Asyst Corporation, certify that:

     1.   I have reviewed this Annual report on Form 10-KSB of Asyst
Corporation;

     2. Based on my knowledge, this Annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual report (the "Evaluation Date"); and

     c) presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/Michael Vardakis
                                     Michael Vardakis
                                     Secretary/Tresurer