Form 10QSB
period 2002-10-31
ASYST CORP
filed 2002-12-16
CIK 1088781

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended October 31, 2002
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

                          (801) 263-1661
                          --------------
                    Issuer's Telephone Number


                               N/A
                               ---
Former name, former address and former fiscal year, if changed since last report)


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

                           Not applicable.
                           ---------------

                  APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             December 16, 2002

                          Common - 449,072 shares

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

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                               October 31,
                                                   2002

Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 22,226
     Bank overdraft balance                        2,043
     Shareholder loan                             23,032
                                                --------
     Total Current Liabilities                    47,301

Stockholders' Deficit

     Common stock                                    449
     Additional paid in capital                  298,493
     Accumulated deficit                        (353,048)
     Accumulated deficit                           6,805
                                                --------
     Total Stockholders' Deficit                 (47,301)
                                                --------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                           $      0
                                                ========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Three  For the Three   Stage Period
                                Months Ended   Months Ended       Ended
                                 October 31,    October 31,    October 31,
                                    2002          2001            2002
Revenues                        $       0       $       0      $        0

Operating expense                   2,269           2,230          53,952
                                ---------       ---------      ----------
Operating loss                     (2,269)         (2,230)        (53,952)

Realized gain on disposal
of investments                          0               0          68,407

Interest expense                        0               0          (7,650)
                                ---------       ---------      ----------
Net income (loss)                  (2,269)         (2,230)          6,805

Other Comprehensive income(loss)

Unrealized holding loss during
period                                  0               0        (108,750)

Reclassification adjustment
for realized gain                       0               0         (68,407)
                                ---------       ---------      ----------
Total comprehensive income (loss)  (2,269)         (2,230)       (170,352)
                                =========       =========      ==========
Net Income (loss) per Share     $   (0.01)      $   (0.01)     $     0.02
                                =========       =========      ==========
Weighted Average Number of
Shares Outstanding                449,072         449,072         402,227
                                =========       =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Three  For the Three   Stage Period
                                Months Ended   Months Ended       Ended
                                 October 31,    October 31,    October 31,
                                    2002          2001            2002
Cash Flows Used for Operating

 Net Income (Loss)              $  (2,269)      $    (2,230)   $     6,805

 Adjustments to reconcile net
 loss to net cash used for
 operating activities:
 Gain on disposal of investments        0                 0        (68,407)
 Issued stock for expenses              0                 0         10,750
 Increase (decrease) in current
 liabilities                        1,619            (4,720)        42,860
                                 --------       -----------     ----------
Net Cash Flows from Operating
Activities                           (650)           (6,950)        (7,992)

Cash Flows From Financing
Activities:

 Loans from shareholder               650             6,950          7,600
                                 --------       -----------     ----------
Net Increase (Decrease) in Cash         0                 0           (392)

Beginning Cash Balance                  0                 0            392
                                 --------       -----------     ----------
Ending Cash Balance              $      0       $         0     $        0
                                 ========       ===========     ==========

Supplemental disclosure:

 Cash paid for interest          $      0       $         0     $        0
 Cash paid for income taxes      $      0       $         0     $        0
 Securities exchanged for debt   $      0       $         0     $   75,000

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                          October 31, 2002

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2002.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2002 and 2001.

     The Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which the Company may have an interest; to (ii) adopt a business plan regarding engaging in business in any selected industry; and to (iii) commence such operations through funding and/or the acquisition of an operating company engaged in any industry selected.

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. The Company may be required to seek loans or advances from directors or executive officers or principal stockholders of the Company, or to raise funds through the placement of "restricted securities," to pay these expenses.

     The report of our auditors indicates that there is substantial doubt about our ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is uncertain.

     The Company signed a Letter of Intent on September 16, 2002, between Asyst and Arcavista Corporation, a Delaware corporation "Arcavista"), whereby the Company has tentatively agreed that it will exchange newly issued shares of its common voting stock for all of the outstanding shares of Arcavista. At the closing of a definitive agreement (no assurance can be given that this reorganization will be completed because of substantial funding requirements that are a condition precedent to the closing), Arcavista will become a wholly-owned subsidiary of the Company. Arcavista is a developer of software tools that enhance communications, commerce and information delivery.

Results of Operations.
----------------------

     At October 31, 2002, the Company had $0 in assets and $47,301 in liabilities. The Company had no revenues for the three months ended October 31, 2002 and 2001, with net losses of ($2,269) and ($2,230), respectively.

Liquidity.
----------

     At October 31, 2002, the Company had no current assets, with total current liabilities of $47,301. Total stockholder's deficit was ($47,301).

Item 3.   Controls and Procedures.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          None; not applicable.

Item 5.   Other Information.

          See the heading "Plan of Operation" of the caption "Management's Discussions and Analysis or Plan of Operation" above for reference to the Company's Letter of Intent with Arcavista. A minimum of $3,000,000 must be raised through the sale of "restricted securities" of the Company at a price of $1.00 per share as a condition precedent to the closing of this reorganization, so no assurance that this reorganization will be completed can be given. This Letter of Intent was referenced in Note 8 of the Company's financial statements that accompanied its 10-KSB Annual Report for the fiscal year ended July 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended July 31, 2002.*

               10-SB Registration Statement, as amended.*

               *Incorporated by reference.

          (b)  Reports on Form 8-K.

               None.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ASYST CORPORATION
                                       (Registrant)

Date: 12/16/02                         By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director


Date: 12/16/02                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director


Date: 12/16/02                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bob Hall, President of Asyst Corporation (the "Registrant"), certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 16, 2002            Signature: /s/Bob Hall
                                     Bob Hall
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Michael Vardakis, Secretary/Treasurer of Asyst Corporation (the "Registrant"), certify that:

     1.   I have reviewed this Quarterly Report on Form 10-QSB of Asyst
Corporation;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  December 16, 2002            Signature:/s/Michael Vardakis
                                     Michael Vardakis
                                     Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Asyst Corporation (the "Registrant") on Form 10-QSB for the period ending October 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), We, Bob Hall, President and director and Michael Vardakis, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/Bob Hall
-----------
Bob Hall
President
director
12/16/02


/s/Michael Vardakis
-------------------
Michael Vardakis
Secretary
Treasurer
Director
12/16/02