Form 10QSB
period 2003-01-31
ASYST CORP
filed 2003-03-11
CIK 1088781

United States Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period January 31, 2003
                              ----------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                         Commission File No.   000-26753
                                               ---------

                             ASYST CORPORATION
                             -----------------
      (Exact Name of Small Business Issuer as specified in its Charter)


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

                               Not applicable.
                               ---------------

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes    No
                                                     ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             January 31, 2003

                          Common - 449,072 shares

Transitional Small Business Issuer Format   Yes      No
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

                        ASYST CORPORATION

                  Condensed Financial Statements

                         January 31, 2003

                              Asyst Corporation
                           Condensed Balance Sheets
                                  (Unaudited)

                                    ASSETS

                                                January 31,
                                                   2003
Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 21,079
     Shareholder loan                             24,384
     Bank overdraft balance                        2,101
                                                --------
     Total Current Liabilities                    47,564

Stockholders' Deficit

     Common stock                                    449
     Additional paid in capital                  298,493
     Accumulated deficit                        (353,048)
     Income accumulated during the development
       stage                                       6,542
                                                --------
     Total Stockholders' Deficit                 (47,564)
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $      0
                                                ========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                              For the Three  For the Three
                                               Months Ended   Months Ended
                                                January 31,    January 31,
                                                   2003          2002
Revenues                                        $       0      $        0

Operating expense                                   2,531           6,242
                                                ---------      ----------
Operating loss                                     (2,531)         (6,242)

Other Income or expense                                 0               0
                                                ---------      ----------
Net income (loss)                               $  (2,531)     $   (6,242)
                                                =========      ==========
Net Income (loss) per Share                     $   (0.01)     $    (0.01)
                                                =========      ==========
Weighted Average Number of
Shares Outstanding                                449,072         449,072
                                                =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Six    For the Six     Stage Period
                                Months Ended   Months Ended       Ended
                                 January 31,    January 31,     January 31,
                                    2003          2002            2003
Revenues                        $       0       $       0      $        0

Operating expense                   4,800           8,472          55,962
                                ---------       ---------      ----------
Operating loss                     (4,800)         (8,472)        (55,962)

Realized gain on disposal
of investments                          0               0          68,407

Interest expense                        0               0          (7,650)
                                ---------       ---------      ----------
Net income (loss) before taxes     (4,800)         (8,472)          4,795

Provision for taxes                     0               0             522
                                ---------       ---------      ----------
Net income (loss)                  (4,800)         (8,472)          4,273

Other Comprehensive income(loss)

Unrealized holding loss during
period                                  0               0        (108,750)

Reclassification adjustment
for realized gain                       0               0         (68,407)
                                ---------       ---------      ----------
Total comprehensive income
 (loss)                         $  (4,800)      $  (8,472)     $ (172,884)
                                =========       =========      ==========
Net Income (loss) per Share     $   (0.01)      $   (0.02)     $     0.01
                                =========       =========      ==========
Weighted Average Number of
Shares Outstanding                449,072         449,072         404,847
                                =========       =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Six    For the Six     Stage Period
                                Months Ended   Months Ended       Ended
                                 January 31,    January 31,    January 31,
                                    2003          2002            2003
Cash Flows Used for Operating

 Net Income (Loss)              $  (4,800)      $    (8,472)   $     4,273

 Adjustments to reconcile net
 loss to net cash used for
 operating activities:
 Gain on disposal of investments        0                 0        (68,407)
 Expenses paid by shareholder           0                 0         18,291
 Issued stock for expenses              0                 0         10,750
 Increase (decrease) in current
 liabilities                        4,150             1,522         27,101
                                 --------       -----------     ----------
Net Cash Flows from Operating
Activities                           (650)           (6,950)        (7,992)

Cash Flows From Financing
Activities:

 Loans from shareholder               650             6,950          7,600
                                 --------       -----------     ----------
Net Increase (Decrease) in Cash         0                 0           (392)

Beginning Cash Balance                  0                 0            392
                                 --------       -----------     ----------
Ending Cash Balance              $      0       $         0     $        0
                                 ========       ===========     ==========

Supplemental disclosure:

 Cash paid for interest          $      0       $         0     $        0
 Cash paid for income taxes      $      0       $         0     $        0
 Securities exchanged for debt   $      0       $         0     $   75,000

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                          January 31, 2003

PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2002.

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

          There are no significant changes in the internal controls or other factors that could significantly affect these controls subsequent to January 31, 2003.

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
                                       ASYST CORPORATION
                                       (Registrant)

Date: 3/7/03                           By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director


Date: 3/7/03                           By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director


Date: 3/10/03                          By/s/Matthew C. Lords
      -------------                      ------------------------------------
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

Dated:  March 7, 2003                Signature: /s/Bob Hall
                                     Bob Hall
                                     President

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

Dated:  March 7, 2003                Signature:/s/Michael Vardakis
                                     Michael Vardakis
                                     Secretary/Tresurer

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Asyst Corporation (the "Registrant") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), we, Bob Hall, President and director and Michael Vardakis, Secretary, Treasurer and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


/s/Bob Hall
-----------
Bob Hall
President
director
3/7/03


/s/Michael Vardakis
-------------------
Michael Vardakis
Secretary
Treasurer
Director
3/7/03