Form 10QSB
period 2003-04-30
ASYST CORP
filed 2003-06-18
CIK 1088781

United States Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period April 30, 2003
                              --------------

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

                               April 30, 2003

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

                        ASYST CORPORATION

                  Condensed Financial Statements

                         April 30, 2003

                              Asyst Corporation
                           Condensed Balance Sheets
                                  (Unaudited)

                                    ASSETS

                                                 April 30,
                                                   2003
Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 18,781
     Shareholder loan                             29,534
     Bank overdraft balance                        2,092
                                                --------
     Total Current Liabilities                    50,407

Stockholders' Deficit

     Common stock                                    449
     Additional paid in capital                  298,493
     Accumulated deficit                        (353,048)
     Income accumulated during the development
       stage                                       3,699
                                                --------
     Total Stockholders' Deficit                 (50,407)
                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT     $      0
                                                ========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                              For the Three  For the Three
                                               Months Ended   Months Ended
                                                  April 30,     April 30,
                                                   2003          2002
Revenues                                        $       0      $        0

Operating expense                                     574              48
                                                ---------      ----------
Operating loss                                       (574)            (48)

Other Income or expense                                 0               0
                                                ---------      ----------
Net income (loss)                               $    (574)     $      (48)
                                                =========      ==========
Net Income (loss) per Share                     $   (0.01)     $    (0.01)
                                                =========      ==========
Weighted Average Number of
Shares Outstanding                                449,072         449,072
                                                =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Nine   For the Nine    Stage Period
                                Months Ended   Months Ended       Ended
                                  April 30,      April 30,      April 30,
                                    2003          2002            2003
Revenues                        $       0       $       0      $        0

Operating expense                   5,374           8,521          56,536
                                ---------       ---------      ----------
Operating loss                     (5,374)         (8,521)        (56,536)

Realized gain on disposal
of investments                          0               0          68,407

Interest expense                        0               0          (7,650)
                                ---------       ---------      ----------
Net income (loss) before taxes     (5,374)         (8,521)          4,221

Provision for taxes                     0             437             522
                                ---------       ---------      ----------
Net income (loss)                  (5,374)         (8,958)          3,699

Other Comprehensive income(loss)

Unrealized holding loss during
period                                  0               0        (108,750)

Reclassification adjustment
for realized gain                       0               0         (68,407)
                                ---------       ---------      ----------
Total comprehensive income
 (loss)                         $  (5,374)      $  (8,958)     $ (173,458)
                                =========       =========      ==========
Net Income (loss) per Share     $   (0.01)      $   (0.02)     $     0.01
                                =========       =========      ==========
Weighted Average Number of
Shares Outstanding                449,072         449,072         407,117
                                =========       =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Nine   For the Nine    Stage Period
                                Months Ended   Months Ended       Ended
                                  April 30,     April 30,        April 30,
                                    2003          2002            2003
Cash Flows Used for Operating

 Net Income (Loss)              $  (5,374)      $    (8,958)   $     3,699

 Adjustments to reconcile net
 loss to net cash used for
 operating activities:
 Gain on disposal of investments        0                 0        (68,407)
 Expenses paid by shareholder           0                 0         18,291
 Issued stock for expenses              0                 0         10,750
 Increase (decrease) in current
 liabilities                       (1,777)              508         21,174
                                 --------       -----------     ----------
Net Cash Flows from Operating
Activities                         (7,151)           (8,450)       (14,493)

Cash Flows From Financing
Activities:

 Loans from shareholder             7,151             8,450         14,101
                                 --------       -----------     ----------
Net Increase (Decrease) in Cash         0                 0           (392)

Beginning Cash Balance                  0                 0            392
                                 --------       -----------     ----------
Ending Cash Balance              $      0       $         0     $        0
                                 ========       ===========     ==========

Supplemental disclosure:

 Cash paid for interest          $      0       $         0     $        0
 Cash paid for income taxes      $      0       $         0     $        0
 Securities exchanged for debt   $      0       $         0     $   75,000

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                             April 30, 2003

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

     The Company's only foreseeable cash requirements during the next 12 months will relate to maintaining the Company in good standing in the State of Utah. The Company may be required to seek loans or advances from directors or executive officers or principal stockholders of the Company, or to raise funds through the placement of "restricted securities," to pay these expenses. The Funding Agreement that the Company had with Michael Vardakis, Director and Secretary/Treasurer, to pay these expenses, expired on June 30, 2002; however, Mr. Vardakis has continued to advance these expenses for the Company, and these advances are a liability of the Company to Mr. Vardakis. For more information on the Funding Agreement, see the 10-SB/A-3 Registration Statement of the Company, Exhibit 10.i, that was filed with the Securities and Exchange Commission on September 13, 2001, as referenced in Part II, Item 6 of this Report.

     The report of our auditors indicates that there is substantial doubt about our ability to continue as a "going concern." Accordingly, the future outlook of the Company, under present circumstances, is uncertain.

     The Company signed a Letter of Intent on September 16, 2002, with Arcavista Corporation, a Delaware corporation "Arcavista"), whereby the Company tentatively agreed that it would exchange newly issued shares of its common voting stock for all of the outstanding shares of Arcavista. This Letter of Intent was terminated by Arcavista on April 15, 2003.

Item 3.   Controls and Procedures.

          The Company has no employees. Its executive officers have evaluated the Company's disclosure controls and procedures and have concluded that these controls and procedures are effective.

          There are no significant changes in the internal controls or other factors that could significantly affect these controls subsequent to April 30, 2003.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               10-KSB Annual Report for the year ended July 31, 2002.*

               10-SB/A-3 Registration Statement, as amended.*

                    10.i     Funding Agreement

               99.1  Section 906 Certification

               *Incorporated by reference.

          (b)  Reports on Form 8-K.

               None.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ASYST CORPORATION
                                       (Registrant)

Date: 6/16/03                          By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director


Date: 6/16/03                          By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director


Date: 6/16/03                          By/s/Matthew C. Lords
      -------------                      ------------------------------------
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

Dated: 6/16/03                       Signature: /s/Bob Hall
                                     Bob Hall
                                     President

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

Dated: 6/16/03                       Signature:/s/Michael Vardakis
                                     Michael Vardakis
                                     Secretary/Tresurer