Form 10KSB
period 2003-07-31
ASYST CORP
filed 2003-10-29
CIK 1088781

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                            FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended July 31, 2003

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: July 31, 2003 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     October 28, 2003 - $65. There are approximately 65,428 shares of common voting stock of the Registrant beneficially owned by non-affiliates. There is no public market for the common stock of the Registrant, so this computation is arbitrarily based upon par value per share of $0.001 per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           October 28, 2003

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

     The Company's common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "AYST", with quotations that commenced in August, 2002; however, the market for shares of the Company's common stock is extremely limited. No assurance can be given that the present limited market for the Company's common stock will continue or will be maintained, and the sale of the Company's common stock pursuant to Rule 144 of the Securities and Exchange Commission by Bob Hall, the Company's President, or Michael Vardakis, the Company's Secretary/Treasurer, and other principal stockholders, may have a substantial adverse impact on any such public market. All of the "restricted securities" of the Company that are outstanding have satisfied the required holding period of Rule 144. As of October 28, 2003, Interwest Transfer Company, our transfer agent, reflected that the Company had 83,844 shares that are free trading and 365,228 that are "restricted securities." Of the 365,228 shares of "restricted securities," all have satisfied the one year holding period of
144. These restricted securities represent 81% of the total outstanding securities, with the free trading securities or "public float" representing approximately 19% of the total outstanding shares. As a condition to the quotation of the Company's securities on the OTC Bulletin Board of the NASD, the public resale of the 350,000 shares outlined below under the heading "Recent Sales of Unregistered Securities" are subject to resale under an effective registration statement that must be filed with the Securities and Exchange Commission.

     The high and low closing bid prices for shares of common stock of the Company for each quarter within the last two fiscal years, or the applicable period when there were quotations are as follows:


                                        Bid
Quarter ending:             High                   Low
---------------             ----                   ---
August 1, 2002
through
October 31, 2002            $0.05                  $0.05

November 1, 2002
through
January 31, 2003            $0.05                  $0.05

February 3, 2003
through
April 30, 2003              $0.05                  $0.03

May 1, 2003
through
July 31, 2003               $0.03                  $0.01

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

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

     The Company has not engaged in any material operations during the fiscal years ended July 31, 2003 or 2002.

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

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          July 31, 2003, and July 31, 2002

          Independent Auditors Report

          Balance Sheet - July 31, 2003

          Statements of Operations for the Years Ended
          July 31, 2003 and 2002 and for the Period from Reactivation (May 15, 1998) through July 31, 2003

          Statements of Stockholders' Equity for the Years Ended
          July 31, 2003 and July 31, 2002 and for the Period from
          Reactivation (May 15, 1998) through July 31, 2003

          Statements of Cash Flows for the Years Ended
          July 31, 2003 and 2002 and for the Period from Reactivation (May 15, 1998) through July 31, 2003

          Notes to Financial Statements

                        ASYST CORPORATION
                 (A Development Stage Company)
      Financial Statements and Independent Auditors' Report
                          July 31, 2003

                        ASYST CORPORATION

                        TABLE OF CONTENTS
                                                               Page
Independent Auditors' Report                                     1

Balance Sheet -- July 31, 2003                                   2

Statement of Operations for the Years Ended July 31, 2003 and
2002 and for the Period from Reactivation (May 15, 1998)
through July 31, 2003                                            3

Statement of Stockholders' Equity for the Years Ended July
31, 2003 and 2002 and for the Period from Reactivation (May 15,
1998) through July 31, 2003                                      4

Statement of Cash Flows for the Years Ended July 31, 2003 and
2002 and for the Period from Reactivation (May 15, 1998)
through July 31, 2003                                            5

Notes to Financial Statements                               6 - 10

                   INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
ASYST CORPORATION [A Development Stage Company]

We have audited the accompanying balance sheet of Asyst Corporation [a development stage company] as of July 31, 2003, and the related statements of operations, stockholders' equity/(deficit), and cash flows for the years ended July 31, 2003 and 2002 and for the period from reactivation (May 15, 1998) through July 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asyst Corporation [a development stage company] as of July 31, 2003, and the results of its operations and its cash flows for the years ended July 31, 2003 and 2002 and for the period from reactivation (May 15, 1998) through July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                   Mantyla McReynolds


Salt Lake City, Utah
October 7, 2003

                        ASYST CORPORATION
                          Balance Sheet
                          July 31, 2003

                              ASSETS
Current Assets
  Current Assets                                            $       0
                                                            ---------
                       Total Current Assets                         0
                                                            ---------
                           TOTAL ASSETS                     $       0
                                                            =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                          $  18,521
  Bank overdraft                                                1,965
  State Franchise Tax Payable                                     100
  Shareholder Loan - Note 2                                    30,433
                                                            ---------
                    Total Current Liabilities                  51,019

Stockholders' Equity
  Preferred Stock -- 2,000,000 shares authorized
   having a par value of $.001; no shares issued and
   outstanding
  Capital Stock -- 10,000,000 shares authorized
  having a par value of $.001 per share; 449,072 shares
  issued and outstanding                                          449
  Additional Paid-in Capital                                  298,493
  Accumulated Deficit                                        (353,048)
  Income accumulated during the development stage               3,087
                                                            ---------
                    Total Stockholders' Equity/(Deficit)      (51,019)
                                                            ---------
     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY/(DEFICIT)     $       0
                                                            =========

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                     Statement of Operations
  For the Years Ended July 31, 2003 and 2002 and for the Period from
       Reactivation (May 15, 1998) through July 31, 2003
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2003         2002        2003
Revenues                          $         0         $       0   $         0

Operating Expenses                      5,987            18,749        57,670
                                  -----------         ---------   -----------
                   Operating Loss      (5,987)          (18,749)      (57,670)

Other Income

  Gain on disposal of securities            0                 0        68,407
  Interest Expense                          0                 0        (7,650)
                                    ---------          --------    ----------
        Total other Income                  0                 0        60,757

 Net Income(Loss) Before Income Taxes  (5,987)          (18,749)        3,087
                                    ---------          --------    ----------
Provision for Income Taxes                  0                 0             0
                                    ---------          --------    ----------
Net Gain or Loss                       (5,987)          (18,749)        3,087

Other Comprehensive Income

   Unrealized holding gain(loss) on
   marketable securities (net of tax)       0                 0      (108,750)

   Reclassification adjustment for
     realized gain                          0                 0       (68,407)
                                   ----------          --------    ----------
Total Comprehensive Income (Loss)      (5,987)          (18,749)     (174,070)
                                   ==========          ========    ==========
Net Income (Loss) per Share        $    (0.01)         $  (0.04)   $     0.00
                                   ==========          ========    ==========
Weighted Average Shares Outstanding   449,072           449,072       408,493
                                   ==========          ========    ==========

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                 (A Development Stage Company)
           Statement of Stockholders' Equity/(Deficit)
      For the Period from Reactivation (May 15, 1998) through July 31, 2003
                              Additional              Unreal       Net
                Common  Common Paid-in   Accumulated Gain/Loss Stockholders'
                shares  Stock  Capital      Deficit  Securities    Equity
Balance,
May 15, 1998      199,072     199   287,993 (353,048)  177,157    112,301

Issued
250,000
shares for
fees and
debt May
18, 1999          250,000     250    10,500                        10,750

Unrealized
loss on
marketable
securities                                             (93,750)   (93,750)

Net Loss
for the
year ended
July 31, 1999                                 (18,160)            (18,160)
                  -------  ------ -------- ---------- -------- ----------
Balance,
July 31, 1999     449,072     449  298,493   (371,208)  83,407     11,141

Reclassification
adjustment for
realized gain                                          (83,407)   (83,407)

Net income for
the year ended
July 31, 2000                                  58,166              58,166
                  -------  ------ --------  ---------  ------- ----------
Balance, July 31,
2000              449,072     449  298,493   (313,042)       0    (14,100)

Net income for
the year ended
July 31, 2001                                 (12,183)            (12,183)
                  -------  ------ --------  ---------  ------- ----------
Balance, July 31,
2001              449,072     449  298,493   (325,225)       0    (26,283)

Net income for
the year ended
July 31, 2002                                 (18,749)       0    (18,749)
                  -------  ----- ---------  ---------  ------- ----------
Balance, July 31,
2002              449,072    449   298,493   (343,974)       0    (45,032)
                  -------  ----- ---------  ---------  ------- ----------
Net income for
the year ended
July 31, 2003                                  (5,987)             (5,987)
                  -------  ----- ---------  ---------  ------- ----------
Balance, July 31,
2003              449,072  $ 449 $ 298,493  $(349,961) $     0 $  (51,019)
                  =======  ===== =========  =========  ======= ==========

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                     Statement of Cash Flows
   For the Years Ended July 31, 2003 and 2002 and for the Period from
           Reactivation (May 15, 1998) through July 31, 2003
                                                                 Period from
                                                                   May 15,
                                                                1998 through
                                         July 31,     July 31,    July 31,
                                           2003         2002        2003
Cash Flows Provided by/(Used for)
Operating Activities

Net Income/(Loss)                    $ (5,987)       $(18,749)    $ 3,087
Adjustments to reconcile net income
to net cash provided by operating
activities:
    Gain on sale of securities              0               0     (68,407)
    Decrease in accounts payable       (2,052)          6,223      14,663
    Decrease in bank overdraft           (112)          2,076       1,964
    Increase in taxes payable             100               0         100
    Expenses paid by shareholder        8,051          10,450      38,371
    Issued stock for expenses               0               0      10,750
    Increase (decrease) in interest
    payable                                 0               0        (920)
                                      -------          ------     -------
        Net Cash Used for Operating
        Activities                          0               0        (392)
                                      -------          ------     -------
                   Net Decrease in Cash     0               0        (392)

Beginning Cash Balance                      0               0         392
                                      -------          ------     -------
Ending Cash Balance                   $     0          $    0     $     0
                                      =======          ======     =======
Supplemental Disclosure of Cash Flow
Information

  Cash paid during the year for
  interest                            $     0          $    0     $     0
  Cash paid during the year for
  franchise/income taxes              $     0          $    0     $     0
  Securities exchanged for debt at
  market value                              0          75,000      75,000

         See accompanying notes to financial statements.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2003

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

The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Net Loss Per Common Share

Net Income (loss) per common share is based on the weighted-average number of shares outstanding.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2003

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company reports a cash balance of $0 at July 31, 2003.

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


NOTE 2    PAYABLE TO SHAREHOLDERS

The Company has recorded a liability to a shareholder for expenses incurred on behalf of the Company. Expenses incurred in the current year were $8,051 and $10,450 in the prior year. The balance due to this shareholder at July 31, 2003 was $30,433. Shareholder loans are unsecured, non-interest bearing and payable on demand.


NOTE 3    PROPERTY AND EQUIPMENT

Property and equipment were disposed of during the year ended July 31, 1998. There was no depreciation expense during each of the years ended July 31, 2003 and 2002.


NOTE 4    GOING CONCERN

The Company has reported no revenues for the years ended July 31, 2003 and 2002, has no assets and no operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2003


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

                        ASYST CORPORATION
                  (A Development Stage Company)
                  Notes to Financial Statements
                          July 31, 2003

NOTE 7    INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at July 31, 2003 are summarized below.


Description                                   Balance      Tax      Rate

Federal loss carryforward(expires thru 2022) $ 316,313  107,546     34%

State loss carryforward(expires thru 2007)     231,051   11,553      5%

Valuation allowance                                    (119,099)
                                                       --------
        Deferred tax asset                             $      0

A valuation allowance is required if it is more likely than not that some or all of the net deferred tax asset will not be realized. An allowance of $119,099, up $2,330 from $116,769 as of July 31, 2003, has been measured against the entire net deferred asset balance based on the current financial position of the Company and the uncertainties discussed in Note 4.

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


Directors and Executive Officers.
---------------------------------

                                                      Date of
                                  Positions         Election or      Date of
  Name                    Age       Held            Designation    Resignation
  ----                    ---       ----            -----------    -----------
Bob Hall                  67       President         08/24/88           *
5435 Dunbarton Dr.                 Director          08/24/88           *
Salt Lake City, UT 84117

Michael Vardakis          38       Secretary         08/09/01           *
234 7th Ave.                       Treasurer         08/28/01           *
Salt Lake City, UT 84103           Director          08/09/01           *

Matthew C. Lords          38       Director          08/28/01           *
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

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

     Michael Vardakis, age 38, has served as Secretary and a director of the Company since August 9, 2001, and its Treasurer since August 28, 2001. Since 1991, he has been employed as a salesman, and served as the Secretary, for AAA Jewelry & Loan, Inc. ("AAA Jewelry & Loan"), of Salt Lake City, Utah, a closely-held pawn brokerage business managed and co-owned by Terry S. Pantelakis, Mr. Vardakis' father-in-law. Since 1994, Mr. Vardakis has served as an executive officer, a director and a controlling shareholder of Michael Angelo Jewelers, Inc. ("Michael Angelo Jewelers"), Salt Lake City, Utah, a closely-held retail jewelry business that he founded together with Angelo Vardakis, his brother. He has been a manager and a 50% owner of M.N.V. Holdings, LLC, Salt Lake City, Utah, a real estate holding company; since July, 1997, Mr. Vardakis has served as President and a director of Pawnbrokers Exchange, Inc., a "reporting issuer" under the Exchange Act; and since November, 1997, Mr. Vardakis has been a manager and a member of M.H.A., LLC, Salt Lake City, Utah, a closely-held investment company co-owned together with his brother, Angelo Vardakis, among others. Since June 1996, Mr. Vardakis has served as a director and a controlling shareholder of TMV Holdings, Inc. ("TMV Holdings"), Sparks, Nevada, an investment company that he co-owns with Vincent Lombardi. He has also been a manager and a member of two Salt Lake City, Utah, real estate holding companies, V Financial, LLC, and BNO, LLC, since December 1999 and January 1997, respectively. He attended the University of Utah, Salt Lake City, Utah, from 1983 through 1984.

     Matthew C. Lords, age 38, has served as a director since August 28, 2001. He has been manager of Mike's Pawn in Salt Lake City, Utah, for the last 10 years, where he is responsible for all employees, purchases, sales and loans. He graduated in 1991 from the University of Utah with a Bachelor of Arts in Political Science.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

Bob Hall
President,   7/31/03    0     0     0     0      0     0   0
Director     7/31/02    0     0     0     0      0     0   0

Michael
Vardakis,    7/31/03    0     0     0     0      0     0   0
Secretary,   7/31/02    0     0     0     0      0     0   0
Treasurer,
Director

Matthew C.
Lords,       7/31/03    0     0     0     0      0     0   0
Director     7/31/02    0     0     0     0      0     0   0

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

     The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                     DIRECTORS AND EXECUTIVE OFFICERS
                     --------------------------------

                                         Number of Shares        Percent
Name and Address                        Beneficially Owned       of Class
----------------                        ------------------       --------
Bob Hall                                      -0-
5435 Dunbarton Dr
Salt Lake City, UT 84117

Michael Vardakis                            295,644                65.8%
234 7th Ave.
Salt Lake City, UT 84103

Matthew C. Lords                              -0-
2002 South Laurelhurst Dr.
Salt Lake City, Utah 84108

Officers and Directors                      295,644                65.8%
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

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASYST CORPORATION



Date: 10/28/03                        By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 10/23/03                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 10/29/03                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       ASYST CORPORATION



Date: 10/28/03                         By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director



Date: 10/23/03                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director



Date: 10/29/03                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director