Form 10QSB
period 2003-10-31
ASYST CORP
filed 2003-12-15
CIK 1088781

United States Securities and Exchange Commission
                         Washington, D. C.  20549

                               FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period October 31, 2003
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

                             October 31, 2003

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

                        ASYST CORPORATION

                  Condensed Financial Statements

                        October 31, 2003

                           Asyst Corporation
                        Condensed Balance Sheets
                               (Unaudited)

                                 ASSETS

                                               October 31,
                                                   2003

Current Assets                                  $      0
                                                --------
Total Current Assets                                   0

TOTAL ASSETS                                    $      0
                                                ========

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                           $ 36,784
     Bank overdraft balance                        1,989
     Shareholder loan                             30,479
                                                --------
     Total Current Liabilities                    69,252

Stockholders' Deficit

     Common stock                                    449
     Additional paid in capital                  298,493
     Accumulated deficit prior to development
      stage                                     (353,048)
     Accumulated income during the development
      stage                                      (15,146)
                                                --------
     Total Stockholders' Deficit                 (69,252)
                                                --------
TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT                           $      0
                                                ========

                           See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Operations
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Three  For the Three   Stage Period
                                Months Ended   Months Ended       Ended
                                 October 31,    October 31,    October 31,
                                    2003          2002            2003
Revenues                        $       0       $       0      $        0

Operating expense                   1,843           2,269          75,903
                                ---------       ---------      ----------
Operating loss                     (1,843)         (2,269)        (75,903)

Realized gain on disposal
of investments                          0               0          68,407

Interest expense                        0               0          (7,650)
                                ---------       ---------      ----------
Net income (loss)                  (1,843)         (2,269)        (15,146)

Other Comprehensive income(loss)

Unrealized holding loss during
period                                  0               0        (108,750)

Reclassification adjustment
for realized gain                       0               0         (68,407)
                                ---------       ---------      ----------
Total comprehensive income (loss)  (1,843)         (2,269)       (192,303)
                                =========       =========      ==========
Net Income (loss) per Share     $   (0.01)      $   (0.01)     $    (0.04)
                                =========       =========      ==========
Weighted Average Number of
Shares Outstanding                449,072         449,072         410,439
                                =========       =========      ==========

                             See accompanying notes

                            Asyst Corporation
                   Condensed Statements of Cash Flows
                               (Unaudited)

                                                                 For the
                                                               Development
                                For the Three  For the Three   Stage Period
                                Months Ended   Months Ended       Ended
                                 October 31,    October 31,    October 31,
                                    2003          2002            2003
Cash Flows Used for Operating

 Net Income (Loss)              $  (1,843)      $    (2,269)   $   (15,146)

 Adjustments to reconcile net
 loss to net cash used for
 operating activities:
 Gain on disposal of investments        0                 0        (68,407)
 Issued stock for expenses              0                 0         10,750
 Increase (decrease) in current
 liabilities                        1,843             1,619         64,811
                                 --------       -----------     ----------
Net Cash Flows from Operating
Activities                              0              (650)        (7,992)

Cash Flows From Financing
Activities:

 Loans from shareholder                 0               650          7,600
                                 --------       -----------     ----------
Net Increase (Decrease) in Cash         0                 0           (392)

Beginning Cash Balance                  0                 0            392
                                 --------       -----------     ----------
Ending Cash Balance              $      0       $         0     $        0
                                 ========       ===========     ==========

Supplemental disclosure:

 Cash paid for interest          $      0       $         0     $        0
 Cash paid for income taxes      $      0       $         0     $        0
 Securities exchanged for debt   $      0       $         0     $   75,000

                          See accompanying notes

                            Asyst Corporation
                 Notes to Condensed Financial Statements
                          October 31, 2003

PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 1O-KSB for the year ended July 31, 2003.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.
------------------

     The Company did not engaged in any material operations during the fiscal years ended July 31, 2003 and 2002.

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

          There are no significant changes in the internal controls or other factors that could significantly affect these controls subsequent to October 31, 2003.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          Effective December 10, 2003, the Company effected a three for one forward split of its outstanding securities that increased the outstanding securities to 1,347,216; as a result, the OTC Bulletin Board symbol of the Company was changed to "AYSC."

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          At a special meeting of the stockholders held on December 9, 2003, 295,644 shares or approximately 66% of the outstanding voting securities, all of which were owned by Michael Vardakis, the Secretary/Treasurer and a director of the Company, voted in favor of the amendments to the Articles of Incorporation set forth in the definitive proxy statement filed with the Securities and Exchange Commission on December 2, 2003, and mailed to the stockholders on November 29, 2003, that will increase the Company's capitalization to 50,000,000 shares of $.001 par value common stock; allow the Board of Directors to change the name and effect re-capitalizations by forward or reverse splits without shareholder approval; and that will allow the stockholders to take action by written consent of less than all of the stockholders. The definitive proxy statement is incorporated herein by reference. See Item 6.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

             Definitive Proxy Statement filed with the Securities and
               Exchange Commission on December 2, 2003.*

               10-KSB Annual Report for the year ended July 31, 2003.*

               10-SB/A-3 Registration Statement, as amended.*

                    10.i     Funding Agreement

               31.1  302 Certification of Bob Hall

               31.2  302 Certification of Michael Vardakis

               32    Section 906 Certification

               *Incorporated by reference.

          (b)  Reports on Form 8-K.

               None.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       ASYST CORPORATION


Date: 12/15/03                         By/s/Bob Hall
      -------------                      -------------------------------------
                                         Bob Hall
                                         President and Director


Date: 12/13/03                         By/s/Michael Vardakis
      -------------                      -------------------------------------
                                         Michael Vardakis
                                         Secretary/Treasurer and Director


Date: 12/12/03                         By/s/Matthew C. Lords
      -------------                      ------------------------------------
                                         Matthew C. Lords
                                         Director