Form 10QSB
period 2004-01-31
ASYST CORP
filed 2004-03-23
CIK 1088781

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended January 31, 2004
                                        ----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _________ to _________


                         Commission File No.: 000-26753


                              AMAZON BIOTECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            UTAH                                              87-0416131
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                         43 WEST 33RD STREET, SUITE 405
                               NEW YORK, NY 10001
                    ----------------------------------------
                    (Address of principal executive offices)


                    Issuer's telephone number: (212) 695-3003
                                               --------------

                                ASYST CORPORATION
                            6170 SOUTH 380 WEST, #250
                               MURRAY, UTAH 84107
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                            -------------------------


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 15, 2004, 20,327,632 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:   Yes |_|   No |X|

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                  AMAZON BIOTECH, INC. (FKA ASYST CORPORATION)
                            Condensed Balance Sheets
                                   (Unaudited)


                      ASSETS
Current Assets

     Current assets                                                   $       0

          Total Current Assets                                                0
                                                                      ---------

TOTAL ASSETS                                                          $       0
                                                                      =========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

     Accounts payable                                                 $  43,983
                                                                      ---------

     Shareholder loan                                                    30,979
                                                                      ---------

     Bank overdraft balance                                               2,093
                                                                      ---------

          Total Current Liabilities                                      77,055
                                                                      ---------

Stockholders' Deficit

     Common stock                                                           449

     Additional paid in capital                                         298,493

     Accumulated deficit                                               (353,048)
                                                                      ---------

     Income accumulated during the development stage                    (22,949)
                                                                      ---------

          Total Stockholders' Deficit                                   (77,055)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $       0
                                                                      =========


                             See accompanying notes

                  AMAZON BIOTECH, INC. (FKA ASYST CORPORATION)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                  For the Three    For the Three
                                                   Months Ended     Months Ended
                                                January 31, 2004  January 31, 2003
                                                ----------------  ----------------
Revenues                                            $       0        $       0

Operating expense                                       7,803            2,531
                                                    ---------        ---------

Operating loss                                         (7,803)          (2,531)
                                                    ---------        ---------

Other income or expense                                     0                0
                                                    ---------        ---------

Net income (loss)                                   $  (7,803)       $  (2,531)
                                                    =========        =========


Net Income (loss) per Share                         $   (0.02)       $   (0.01)
                                                    =========        =========

Weighted Average Number of Shares Outstanding         449,072          449,072
                                                    =========        =========

                             See accompanying notes

                  AMAZON BIOTECH, INC. (FKA ASYST CORPORATION)
                       Condensed Statements of Operations
                                   (Unaudited)


                                                                                                    For the
                                                            For the Six       For the Six      Development Stage
                                                            Months Ended      Months Ended       Period Through
                                                          January 31, 2004  January 31, 2003    January 31, 2004
                                                          ----------------  ----------------    ----------------
Revenues                                                       $       0        $       0        $       0

Operating expense                                                  9,646            4,800           83,184
                                                               ---------        ---------        ---------

Operating loss                                                    (9,646)          (4,800)         (83,184)
                                                               ---------        ---------        ---------


Realized gain on disposal of investments                                                            68,407
                                                                                                 ---------

Interest expense                                                       0                0           (7,650)
                                                               ---------        ---------        ---------

Net income (loss) before taxes                                    (9,646)          (4,800)         (22,427)

Provision for taxes                                                    0                0              522
                                                               ---------        ---------        ---------

Net income (loss)                                                 (9,646)          (4,800)         (22,949)

Other Comprehensive income(loss)

  Unrealized holding loss during period                                0                0         (108,750)

  Reclassification adjustment for realized gain                        0                0          (68,407)
                                                               ---------        ---------        ---------

Total comprehensive income (loss)                              $  (9,646)       $  (4,800)       $(200,106)
                                                               =========        =========        =========

Net Income (loss) per Share                                    $   (0.02)       $   (0.01)       $   (0.06)
                                                               =========        =========        =========

Weighted Average Number of Shares Outstanding                    449,072          449,072          412,208
                                                               =========        =========        =========


                             See accompanying notes

                  AMAZON BIOTECH, INC. (FKA ASYST CORPORATION)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                              For the
                                                     For the Six         For the Six     Development Stage
                                                    Months Ended        Months Ended      Period Through
                                                  January 31, 2004    January 31, 2003   January 31, 2004
                                                  ----------------    ----------------   ----------------
Cash Flows from Operating Activities:

  Net Income (Loss)                                   $ (9,646)          $ (4,800)        $(22,949)

  Adjustments to reconcile net loss to net cash used for operating activities:

  Gain on disposal of investments                            0                  0          (68,407)
                                                      --------           --------         --------

  Issued stock for expenses                                  0                  0           10,750
                                                      --------           --------         --------

  Increase (decrease) in current liabilities             9,146              4,150           72,114
                                                      --------           --------         --------

Net Cash Flows from Operating Activities                  (500)              (650)          (8,492)
                                                      --------           --------         --------

Cash Flows From Financing Activities:

  Loans from shareholder                                   500                650            8,100
                                                      --------           --------         --------

Net Increase (Decrease) in Cash                              0                  0             (392)
                                                      --------           --------         --------

Beginning Cash Balance                                       0                  0              392
                                                      --------           --------         --------

Ending Cash Balance                                   $      0           $      0         $      0
                                                      ========           ========         ========

Supplemental disclosure:

     Cash paid for interest                           $      0           $      0         $      0
                                                      ========           ========         ========

     Cash paid for income taxes                       $      0           $      0         $      0
                                                      ========           ========         ========

     Securities exchanged for debt                    $      0           $      0         $ 75,000
                                                      ========           ========         ========

                             See accompanying notes

                  AMAZON BIOTECH, INC. (FKA ASYST CORPORATION)
                     Notes to Condensed Financial Statements
                                January 31, 2004


PRELIMINARY NOTE

The accompanying condensed financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with U. S. generally accepted accounting principles have been condensed or omitted. These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended July 31, 2003.

SUBSEQUENT EVENT

On February 12, 2004, the Company effected a one for eight reverse split of its outstanding common stock that decreased the outstanding shares of common stock to 168,882.

On February 20, 2004, the Company acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation, pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, the Company issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of Asyst common stock were cancelled. Upon the completion of the reorganization, former directors of Amazon Biotech, were appointed as directors of Asyst.

On March 10, 2004, Asyst amended its articles of incorporation to change its name to "Amazon Biotech, Inc."

ITEM 2 - PLAN OF OPERATION.

         The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

         Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

GENERAL

OUR CORPORATE HISTORY

         On February 20, 2004, Asyst Corporation acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Asyst issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of Asyst common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Philip Drachman, the former directors of Amazon Biotech, were appointed as directors of Asyst.

         On March 10, 2004, Asyst amended its articles of incorporation to change its name to "Amazon Biotech, Inc."

PLAN OF OPERATION

         Amazon Biotech is a newly established pharmaceutical company which owns the rights to Abavca/AMZ 0026, a potential immunomodulator drug developed for use in the treatment of the HIV virus. Amazon Biotech recently acquired the rights to the Abavca/AMZ 0026 product line from Advanced Plant Pharmaceuticals, Inc.

         AMZ 0026 was developed by a group of scientists after more than 12 years of intense research. Many users of AMZ 0026 caplets have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

         Abavca/AMZ 0026 has been given an IND status and has been approved for Phase I/II clinical studies by the FDA. Amazon Biotech intends to initiate Phase II clinical studies of Abavca/AMZ 0026 within the next 12 months, with an eventual goal of a joint venture with another pharmaceutical company to conduct Phase III trials.

         Amazon Biotech also owns the rights to a natural hair growth product that contains proprietary herbal ingredients. Amazon Biotech intends to conduct a small double blind study on this product within the next twelve months.

         Amazon Biotech currently has limited working capital with which to satisfy its cash requirements, and it will require significant additional capital in order to fund the Phase I/II clinical studies of Abavca/AMZ. Amazon anticipates that we will need approximately $4,000,000 in additional working capital in order to sustain operations for the next 12 months. Amazon intends to seek private equity financing in the first two quarters of 2004. Such financing may not be available to Amazon, when and if needed, on acceptable terms or at all.


         In the event that Amazon is able to raise sufficient operating capital, it intends to hire increase from four to six employees. It may also purchase laboratory equipment with a portion of any capital proceeds.

         We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

ITEM 3 - CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Excalibur and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

         (a) Effective February 12, 2004, the Company effected a one for eight reverse split of its outstanding common stock that decreased the outstanding securities to 168,882; as a result, the OTC Bulletin Board symbol of the Company was changed to "ASYC."

         On February 20, 2004, the Company acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, the Company issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of the Company's common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Philip Drachman, the former directors of Amazon Biotech, were appointed as directors of the Company.

         Effective March 10, 2004, the Company changed its name to Amazon Biotech, Inc.; as a result the OTC Bulletin Board symbol of the Company was changed to "AMZB.OB."

         (b) None.

         (c) None.

         (d) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



         (a)      Exhibits.


Item No.


Exhibit No.  Description
-----------  -----------

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


----------
* filed herewith

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Amazon Biotech, INC.


March 24, 2004                        /s/ Angelo Chinnici, M.D.
                                      ------------------------------------------
                                      Angelo Chinnici, M.D.
                                      Chief Executive Officer
                                      (Principal Executive Officer)


March 24, 2004                        /s/Philip Drachman
                                      ------------------------------------------
                                      Philip Drachman
                                      President
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)