Form 10QSB
period 2004-04-30
AMAZON BIOTECH INC
filed 2004-06-18
CIK 1088781

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2004

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________


                         Commission File No.: 000-26753


                              AMAZON BIOTECH, INC.
             (Exact name of registrant as specified in its charter)

              UTAH                                             87-0416131
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                         43 WEST 33RD STREET, SUITE 405
                               NEW YORK, NY 10001
                    (Address of principal executive offices)

                   Issuer's telephone number: (212) 695-3003

                               ASYST CORPORATION
                           6170 SOUTH 380 WEST, #250
                               MURRAY, UTAH 84107
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                ___________________

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 15, 2004, 23,390,632 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [_]  No [X]

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                 BALANCE SHEET


                                                                       April 30,
                                                                         2004
                                                                      ---------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $  31,997
                                                                      ---------

                     Total Current Assets                                31,997

OFFICE EQUIPMENT, net                                                     1,006

INTANGIBLE ASSETS - Production rights                                       300
                                                                      ---------

                                                                      $  33,303
                                                                      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accrued expenses                                                    $   3,486
                                                                      ---------

                     Total Current Liabilities                            3,486

STOCKHOLDER'S EQUITY
  Preferred stock, authorized 2,000,000 shares;
    $0.001 per value; no shares issued and outstanding
  Common stock, authorized 50,000,000
    Shares; $0.001 par value; issued
    and outstanding 21,367,632 shares at April 30, 2004               $  21,368
  Additional contributed capital                                        213,832
  Deficit accumulated during the development stage                     (205,383)
                                                                      ---------

      Stockholder Equity Deficit                                         29,817
                                                                      ---------
                                                                      $  33,303
                                                                      =========


                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                             STATEMENT OF NET LOSS


                                                                                   Cumulative
                                                            Three Months           Inception
                                                                Ended          October 1, 2002 to
                                                            April 30, 2004       April 30, 2004
                                                         -------------------   -------------------
ADMINISTRATIVE EXPENSES

   Consulting fees                                       $           117,453   $           117,453
   Stock based compensation                                           42,900                42,900
   Other general office expenses                                      44,985                44,985
   Depreciation                                                           45                    45
                                                         -------------------   -------------------

               Total Administrative Expenses                         205,383               205,383
                                                         -------------------   -------------------

NET LOSS FOR THE PERIOD                                  $          (205,383)  $          (205,383)
                                                         ===================   ===================
NET LOSS PER  SHARE OF COMMON STOCK (basic and diluted)  $             (0.05)  $             (.005)
                                                         ===================   ===================
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                              3,904,508             3,904,508
                                                         ===================   ===================


                  See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)
                            STATEMENT OF CASH FLOWS

                                                                               Cumulative
                                                         For the Three          Inception
                                                          Months Ended      October 10, 2002 to
                                                         April 30, 2004        April 30, 2004
                                                      -------------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $          (205,383)  $          (205,383)
   Stock based compensation                                        42,900                42,900
   Depreciation expense                                                45                    45
     Changes in assets and liabilities
     Increase in accrued expenses                                   3,486                 3,486
                                                      -------------------   -------------------

     Net cash used in operating activities                       (158,952)             (158,952)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                    (1,051)               (1,051)
                                                      -------------------   -------------------

     Net cash used in investing activities                         (1,051)               (1,051)

CASH FLOWS FROM FINANCING ACTIVITIES

  Sale of common stock                                            192,000               192,000
                                                      -------------------   -------------------

     Net cash provided by financing activities                    192,000               192,000
                                                      -------------------   -------------------

     Net increase in cash                                          31,997                31,997
                                                      -------------------   -------------------

CASH AT BEGINNING OF PERIOD
                                                      -------------------   -------------------

CASH AT END OF PERIOD                                 $            31,997   $            31,997
                                                      ===================   ===================


                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited condensed financial statements include all adjustments (consisting only of normal recurring accruals) which are necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosure, normally included in the financial statements prepared in accordance with generally accepted accounting principles, have been condensed and omitted. The results of operations for the three months ended April 30, 2004 are not indicative of the results of operations for the year ended July 31, 2004. The condensed financial statements should be read in conjunction with the Company's financial statements included in its annual Form 10 KSB for the year ended July 31, 2004 and its Form 8K/A filed February 20, 2004.

NOTE B - REVERSE MERGER

On February 20, 2004, Amazon Biotech, Inc., a private company, acquired 16,000,000 shares of ASYST Corporation common stock in an exchange of shares, thereby obtaining control of the Company. Subsequent to the acquisition, Amazon Biotech, Inc. controlled 99% of the outstanding common stock of the Company. In this connection, the Company became a wholly owned subsidiary of Amazon Biotech, Inc. and its officers and directors replaced the Company's officers and directors. Prior to the merger, ASYST Corporation was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the merger has been treated as an acquisition of Amazon Biotech, Inc. by the Company and a recapitalization of the Company. Since the merger is a recapitalization of the Company and not a business combination, pro-forma information is not presented.

NOTE C - STOCKHOLDERS' EQUITY

On February 23, 2004, the Company issued 750,000 shares of its common stock to an investor for $2,000. Additionally, on March 16, 2004, the Company sold 200,000 shares of its common stock at $0.50 per share to the same investor.

On March 3, 2004, the company issued 4,290,000 shares to consultants for services rendered. The shares were valued @ $0.01 per share.

In March and April 2004, the company sold 90,000 shares at $1.00 per share to investors. The shares have not yet been issued but have been included in the financial statements as issued.

NOTE D - CONSULTING FEES

Consulting fees consist of legal and accounting ($12,467) and fees for product development ($104,986). Product development fees are paid principally to individuals who are deemed to be related parties to the Company.

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

      Amazon Biotech currently has limited working capital with which to satisfy its cash requirements, and it will require significant additional capital in order to fund the Phase I/II clinical studies of Abavca/AMZ. Amazon anticipates that we will need approximately $4,000,000 in additional working capital in order to sustain operations for the next 12 months. Amazon Biotech has recently completed two private placements of common stock, receiving gross proceeds of approximately $102,000. In addition, Amazon Biotech is conducting a private placement of units consisting of common stock and warrants. As of the date hereof, Amazon Biotech has received gross proceeds of $120,000 in this private placement. Amazon is continuing to seek to fund its capital requirements over the next 12 months from the additional sale of its securities. It is possible that Amazon Biotech will be unable to obtain sufficient additional capital through the sale of its securities as needed.

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

      (b) None.

      (c) On February 20, 2004, the Company acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, the Company issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of the Company's common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Philip Drachman, the former directors of Amazon Biotech, were appointed as directors of the Company. Effective March 10, 2004, the Company changed its name to Amazon Biotech, Inc.; as a result the OTC Bulletin Board symbol of the Company was changed to "AMZB.OB.".

      On February 23, 2004, the Company issued 750,000 shares of its common stock in a private placement for $2,000. The issuance was exempt under Section 4(2) of the Act.

      On March 16, 2004, the Company sold 200,000 shares of its common stock in a private placement at $0.50 per share. The issuance was exempt under Section 4(2) of the Act.

      From March 25, 2004 through the end of the quarter, the Company issued an aggregate of 90,000 shares of its common stock in a private placement at $1.00 per share. In addition, the Company issued warrants to purchase an aggregate of 180,000 shares at a strike price of $6.00 per share. The issuance was exempt under Section 4(2) of the Act.

      (d)   None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.

Item
No.     Description                            Method of Filing
---     -----------                            ----------------

31.1    Certification of Angelo Chinnici,      Filed electronically herewith.
        M.D. pursuant to Rule 13a-14(a)
31.2    Certification of Philip Drachman       Filed electronically herewith.
        pursuant to Rule 13a-14(a)
32.1    Chief Executive Officer                Filed electronically herewith.
        Certification pursuant to 18 U.S.C.
        ss. 1350 adopted pursuant to Section
        906 of the Sarbanes Oxley Act of
        2002
32.2    Chief Financial Officer                Filed electronically herewith.
        Certification pursuant to 18 U.S.C.
        ss. 1350 adopted pursuant to Section
        906 of the Sarbanes Oxley Act of
        2002



      (b)   Reports on Form 8-K

      Current report on Form 8-K filed March 8, 2004 reporting the acquisition of 100% of the capital stock of Amazon Biotech, Inc., and the reorganization of the registrant, as amended by current report on Form 8-K filed May 11, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amazon Biotech, Inc.


June 17, 2004                         /s/ Angelo Chinnici, M.D.
                                      ------------------------------------------
                                      Angelo Chinnici, M.D.
                                      Chief Executive Officer
                                      (Principal Executive Officer)

June 17, 2004                         /s/Philip Drachman
                                      ------------------------------------------
                                      Philip Drachman
                                      President
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)