Form 10KSB
period 2004-07-31
AMAZON BIOTECH INC
filed 2004-11-15
CIK 1088781

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2004

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to _____________

                         Commission File Number: 0-26753

                              AMAZON BIOTECH, INC.
           (Name of small business issuer as specified in its charter)

             Utah                                          87-0416131
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                         43 West 33rd Street, Suite 405
                               New York, NY 10001
    ------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:         (212) 695-3003
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: $.001 par value common stock

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No | |

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $0.00.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,245,634 as of October 15, 2004. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 16,345,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of October 15, 2004, 24,590,634 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1. Description of Business

Our Company

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from the Amazon region of South America and from nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

      Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We maintain a website at www.amazonbiotech.com.

Our Business

Corporate History

      In 1994, Advanced Plant Pharmaceutical, Inc., a Delaware corporation, developed an investigational new drug now knows as AMZ 0026. On June 5, 2003, Amazon Biotech, Inc., a Delaware corporation, purchased the assets of Advanced Plant Pharmaceutical, Inc., including its AMZ 0026 drug and all accompanying rights.

      On February 20, 2004, we acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, we issued 16,000,000 shares of our common stock to the stockholders of Amazon (Delaware) in exchange for all of the outstanding shares of common stock of Amazon (Delaware). Pursuant to the plan of reorganization, 131,250 shares of our common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Philip Drachman, the directors of Amazon (Delaware), were appointed as our new directors.

      On March 10, 2004, we amended our articles of incorporation to change our name to "Amazon Biotech, Inc."

Our Products

      HIV/AIDS Drug - AMZ 0026

      We own the rights to a new HIV/AIDS drug known as "AMZ 0026." The FDA has given this drug an IND status and has approved it for Phase I/II clinical studies. We believe that this is the first case of an IND being given to a plant pharmaceutical drug specifically for HIV/AIDS, and we believe that this is a function of the FDAs need to rapidly expedite potential drugs for this clinical area. AMZ 0026 was developed by a group of scientists after more than 15 years of intense research. Many users of AMZ 0026 caplets have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

      AMZ 0026 caplets contain a carefully selected group of 11 natural plant substances that work in harmony to help boost normal metabolic processes that support immune system function. These 11 plants have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being." Incorporated together in AMZ 0026, we believe the 11 plants offer the best of traditional herbal wisdom and modern science.

      Most conventional HIV/AIDS drugs attack the HIV/AIDS virus by slowing down its rate of multiplication. Many such antiviral drugs have proven unsuccessful, and also give rise to undesirable side effects. We believe that AMZ 0026 may work as an immune modulator drug and therefore strengthen the immune response of HIV/AIDS infected patients and offer a far improved quality of life. To date, AMZ 0026 is not believed to have any side effects.

      As of the date of this annual report, AMZ 0026 has obtained IND status and is approved for Phase I/II clinical studies by the FDA, which will commence shortly at Jersey Shore University Medical Center - The A-Team located in Neptune, New Jersey, a leading HIV/AIDS luminary center on the U.S. east coast.

      We believe that we are the only company in the HIV/AIDS market with a natural potential immune modulator HIV/AIDS drug. In addition, we believe that there are only five (5) known immune modulators drugs at the development stage for HIV/AIDS Phase I/II clinical trials.

      Currently, we are working on a New Drug Approval, or NDA, for AMZ 0026 and expect to joint venture Phase III with a large pharmaceutical company, or follow the FDA "Fast Track" program to market. The FDA's fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. Our product, AMZ 0026, for the treatment of HIV, may be eligible for fast track designation, and we may seek to have some of our current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

      It is possible that the FDA will not grant any of our requests for fast track designation, that any fast track designation would not affect the time of review, or that the FDA will not approve the NDA submitted for any of our drug candidates, whether or not fast track designation is granted. Additionally, FDA approval of a fast track product can include restrictions on the product's use or distribution (such as permitting use only for specified medical procedures or limiting distribution to physicians or facilities with special training or experience). Approval of fast track products can be conditioned on additional clinical studies after approval.

      FDA procedures also provide for priority review of NDAs submitted for drugs that, compared to currently marketed products, offer a significant improvement in the treatment, diagnosis or prevention of a disease. The FDA seeks to review NDAs that are granted priority status more quickly than NDAs given standard status. The FDA's stated policy is to act on 90% of priority NDAs within six months of receipt. Although the FDA historically has not met these goals, the agency has made significant improvements in the timeliness of the review process. We anticipate seeking priority review of AMZ 0026; however, it is possible that the FDA will not grant priority review status in any instance, that priority review status would not affect the actual time of review, or that the FDA will ultimately not approve the NDA submitted for any of our drug candidates, whether or not priority review status is granted.

      Hair Growth Product - AMZ HG 001

      In addition to our HIV/AIDS drug, we own the rights to a natural hair growth product known as "AMZ HG001," which contains proprietary herbal ingredients. A double blind study is planned for this product during 2004/2005. We intend to market our hair growth product in the U.S. and abroad utilizing a Fortune 1000 marketing company.

Intellectual Property Rights

      We intend to protect the intellectual property rights of our products by obtaining U.S. and foreign patents. Accordingly, as of the date of this Annual Report, we have U.S. Patent Applications, or patents pending, regarding the following:

      1.    Herbal Composition and Method of Treating HIV Infection;

      2.    Therapeutic Herbal Compositions;

      3.    Treatment Methods Using a Herbal Composition;

      4.    Improved Herbal Composition Containing Sea Salt; and

      5.    Hair Growth.

      We may not be able to obtain full intellectual property right protection and, even if we do, it is possible that the registration might not provide any ability to prevent our competitors or others from infringing upon any intellectual property rights that we may have. In addition, we will be required to disclose any trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, any confidentiality agreements that we may enter into with such persons may be breached, any we may not have adequate remedies for any such breach. It is also possible that any trade secrets and proprietary intellectual property may otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we, may be able to replicate our products in a manner that could circumvent any protective safeguards. Therefore, it is possible that none of our products will be or remain proprietary.

Manufacturing of Our Products

      We currently use third party manufactures to manufacture all of our products. These manufacturers use current good manufacturing practice, or GMP, compliant facilities located within the United States.

The HIV/AIDS Disease

      HIV/AIDS is a disease that has the effect of hindering the body's immune response system, allowing for opportunistic infections and diseases, such as tuberculosis, to overwhelm the body's immune response to disease. It does this by infecting and killing the T-lymphocytes of the immune system, which is consequently unable to deal with other infections, or proliferating cancer cells. There are two variants of the disease, known as HIV-1 and HIV-2, which share certain structural similarities, but differ greatly in certain types of proteins that produce the effects of AIDS. HIV-1 has a shorter time between infection and the onset of the symptoms of AIDS, and is more easily transmitted. Transmission can occur through sexual contact, maternal transmission to infants either in utero or through breastfeeding, or from receiving blood transfusion from, or sharing hypodermic needles with, infected persons. A substantial decline in CD4+ T cells leaves the body vulnerable to certain cancers. Currently there are no known cures for AIDS. However, treatments can slow down the rate at which the HIV/AIDS virus weakens the immune system.

      The HIV-1 virus particle has an outer envelope, which is studded with projections of clusters of glycoprotein molecules, surrounding a dense conical core containing the genomic material. Once received into the bloodstream (by any of the means described above, for example), the virus essentially "docks" with a lymphocyte cell and injects its viral core into the cell. The virus, in effect, hijacks the cell's metabolism, using it to replicate itself so that thousands of new particles are released into the bloodstream, and the cell dies. These particles go on to infect other cells, in a kind of chain reaction. Cells can also be infected by contact with infected cells, owing to certain proteins transmitted by contact. Some virus particles can become trapped in the lymph nodes, where they can remain for long periods and infect other cells. Eventually, so many lymphocyte cells are infected and destroyed that the body's immune system collapses.

      The HIV-1 virus is variable, in that there are two known strains and numerous subtypes (10 of which have been identified to date), each of which is believed to have developed in a certain part of the world. Each of these subtypes is generally associated with a certain type of transmission, such as drug abuse, or sexual transmission. The subtypes differ by slight variations in the glycoproteins, which mean that any effective vaccine will have to deal with all of these variations.

HIV/AIDS Market Size - Demographics

      Global Statistics

      According to the Joint United Nations Programme on HIV/AIDS, as of December 2003, 40 million people are estimated to be living with HIV/AIDS. Of these, 37 million are adults and 2.5 million are children under the age of 15 years. Approximately two-thirds of these people (26.6 million) live in sub-Saharan Africa; another 18 percent (7.4 million) live in Asia and the Pacific.

      In 2003, approximately 5 million people acquired HIV, including 4.2 million adults and 700,000 children less than 15 years old. HIV/AIDS associated illnesses caused the deaths of approximately 3 million people worldwide, including an estimated 500,000 children 15 years old and younger.

      According to Datamonitor (www.datamonitor.com), approximately 50% of the 40 million people living with HIV/AIDS are undiagnosed and untreated.

      United States Statistics

      The Centers for Disease Control and Prevention, or CDC, reported the following trends in the United States as of December 2002:

      o 850,000 - 950,000 U.S. residents were living with HIV infection. Of these 25% are unaware of their infection.

      o About 40,000 new HIV infections occur each year. Approximately 70 percent among men and 30 percent among women. Of these newly infected people, half are younger than 25 years of age.

      o The estimated number of new pediatric AIDS cases (individuals younger than 13 years) fell from 952 in 1992 to 92 in 2002

      o     An estimated 384,906 people were living with AIDS.

      o     An estimated 501,669 people with AIDS had died.

The HIV / AIDS Market

      According to the July 2004 Bangkok Conference UNAIDS, global spending on HIV/AIDS has increased 15 fold from $300 million in 1996 to just under $5 billion in 2003. Datamonitor estimates that the overall HIV/AIDS drug market is set to increase 13% in 2004, and year-to-year growth rate for the rest of decade will be 7%.

      Pharmaceutical Industry Overview

      Discovering and developing new drugs is an expensive and time-consuming process. In May 2003, the Tufts Center for the Study of Drug Development released a study that estimates the total cost to develop a new prescription drug has increased from approximately $231 million in 1987 to approximately $897 million in 2000. In addition, it takes between 10 and 15 years to develop a new prescription drug and obtain approval to market it in the United States.

      Over the past 20 years, technological advances have dramatically changed the drug discovery process. New and improved technologies have evolved such as ultra high-throughput screening, new in vitro and in vivo preclinical profiling techniques, and the revolution in genetic-based drug research commonly referred to as genomics. The objective of these innovations is to find more drug targets and to screen against targets much more quickly with literally millions of chemical compounds. This process should produce many more molecules having the ability to affect biological activity. These molecules then need to be tested quickly and economically to determine their viability as potentially safe and effective drug candidates.

      The Drug Discovery and Development Process

      Drug discovery and development is the process of creating drugs for the treatment of human disease. The drug discovery process aims to generate safe and effective drug candidates, while the drug development process involves the testing of these drug candidates for safety and efficacy in animals and humans.

      The Drug Discovery Process

      Targets. Historically, scientists have used classical cellular and molecular biology techniques to map biological pathways in cells to provide a cellular basis for understanding disease processes. Based on this information, scientists are now using a new set of technologies called genomics to pinpoint genes responsible for cellular disease functions. Once genes are identified, they are tested in cellular assays or animals to identify which genes seem to have a causal link between cellular function and occurrence of disease. The preferred genes encode proteins that are used as drug targets in chemical screens.

      Screening. After identifying a potential drug target, researchers develop tests, or assays, in which chemicals are screened for their ability to alter the functional activity of the target. Thousands of chemicals can be quickly screened when these assays are incorporated into high-throughput screening processes. Assays can produce chemicals that interact with a drug target known as "hits." Hits that have good potency and selectivity are called "leads" and are then tested for their potential as drug candidates.

      Lead Generation. Scientists now design compound libraries to provide a starting point to identify leads in the drug discovery process and to better understand the biochemistry and therapeutic relevance of targets. High quality libraries contain compounds of known purity, structure and weight, and also have diverse structural variations. Once a hit is identified in a functional assay, the compound is profiled for drug characteristics such as solubility, metabolism, stability, and feasibility for commercial production.

      Lead Optimization. The process of "lead optimization" involves refining the chemical structure of a lead to improve its drug characteristics, with the goal of producing a preclinical drug candidate. Lead optimization typically combines empirical and rational drug design. In empirical design procedures, large numbers of related compounds are screened for selected chemical characteristics. In rational drug design, chemicals are optimized based on the three-dimensional structure of the target. A lead that has been optimized to meet particular drug candidate criteria and is ready for toxicity testing is called a preclinical candidate.

      Process Research and Development. Compounds created for screening in lead generation and lead optimization are made in relatively small, milligram quantities. Before a drug candidate can be taken into preclinical and clinical trials, larger quantities must be produced. The goal of process research is to improve the ease with which compounds can be produced in these larger quantities, typically by minimizing the number of production steps, and to determine how to reduce the time and cost of production. Process development refers to the production scale-up and further refinement required for clinical trials and commercial manufacturing.

      The Drug Development Process

      The drug development process consists of two stages: preclinical and clinical. In the pre-clinical stage, the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a period of one to three years. The following discussion describes the role of the Food and Drug Administration, or FDA, in the drug development process in the United States. Similar regulatory processes exist in other countries.

      Prior to commencing human clinical trials in the United States, a company must file with the FDA an Investigational New Drug, or IND, application containing details for at least one study protocol and outlines of other planned studies. The company must provide available manufacturing data, preclinical data information about any use of the drug in humans for other purposes, and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

      The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, including healthy volunteers as well as patients with the targeted disease or condition.

      Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy. These trials are usually grouped into the following three phases, with multiple trials generally conducted within each phase:

      o Phase I trials involve testing the drug on a limited number of healthy individuals, typically 20 to 80 persons, to determine the drug's basic safety data, including tolerance, absorption, metabolism and excretion. This phase lasts an average of six months to one year.

      o Phase II trials involve testing a small number of volunteer patients, typically 100 to 200 persons, who suffer from the targeted disease or condition, to determine the drug's effectiveness and how different doses work. This phase lasts an average of one to two years.

      o Phase III trials involve testing large numbers of patients, typically several hundred to several thousand persons, to verify efficacy on a large scale, as well as long-term safety. These trials involve numerous sites and generally last two to three years.

      After the successful completion of all three clinical phases, a company submits to the FDA a new drug application, or NDA, or a product license application, or PLA, requesting that the drug be approved for marketing. Both the NDA and PLA are comprehensive, multi-volume filings that include, among other things, the results of all preclinical and clinical studies. The FDA's review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Competition

      As of the date of this annual report, our primary focus of is the development of our HIV/AIDS drug. There are many commercially available products for HIV/AIDS disease, and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. We believe that our product will compete with other available products based primarily on the following:

      o     efficacy
      o     safety
      o     tolerability
      o     acceptance by doctors
      o     patient compliance
      o     patent protection
      o     ease of use
      o     price
      o     insurance and other reimbursement coverage
      o     distribution
      o     marketing
      o     adaptability to various modes of dosing.

      Any other products we market in the future will also compete with products offered by our competitors. If our competitors introduce data that shows improved characteristics of their products, improve or increase their marketing efforts or simply lower the price of their products, sales of our products could decrease. We also cannot be certain that any products we may develop in the future will compare favorably to products offered by our competitors or that our existing or future products will compare favorably to any new products that are developed by our competitors. Our ability to be competitive also depends upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the substantial period that it takes to develop a product.

      The HIV/AIDS competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advance stages of clinical development. We are aware of at least 25 branded drugs available in the U.S. The companies producing these drugs include Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories. In addition, many of the companies are companies are in the process of launching formulations of existing drugs now indicated by the FDA for once-daily oral dosing.

      A number of companies are pursuing the development of technologies competitive with our research programs. These competing companies include specialized pharmaceutical firms and large pharmaceutical companies acting either independently or together with biopharmaceutical companies. Furthermore, academic institutions, government agencies and other public and private organizations conducting research may seek patent protection and may establish collaborative arrangements for competitive products and programs.

      Other Immune Modulators in Development for HIV/AIDS

      We believe that our AMZ 0026 drug acts as an immune modulator drug. Such drugs act by strengthening the immune response of people infected. Including our company, we believe that currently there only five other companies developing Immune Modulator drugs for use with HIV/AIDS and at Phase I/II clinical trials. The other five companies are briefly described below.

      Virionyx Corporation Limited. Virionyx Corporation Limited is a New Zealand based private company, which was incorporated on May 31, 2000 and began operations in August 2000. At that time, Virionyx acquired all of the outstanding shares of Probe Pharmaceuticals Corporation Limited, an approved New Zealand drug research and manufacturing operation. On March 26, 2001, Probe Pharmaceuticals Corporation was amalgamated into Virionyx and removed from the New Zealand register of companies.

      Virionyx completed Phase I trials at Harvard Medical School of its HIV/AIDS product known as PEHRG214 in March 2002. The PEHRG214 product is from antibodies from goats. As of July 19, 2004, Virionyx is reported to have insufficient funds to commence its Phase I/II clinical trials which were planned with 40 patients for a 6 month duration in Thailand & Boston.

      Advanced Viral Research Corporation. Advanced Viral Research Corporation is a biopharmaceutical public company with headquarters in Yonkers, New York and established in 1984. Its sole product is AVR118, marketed as "Reticulose", which is a biopolymer with immunomodulator activity. This non-toxic peptide-nucleic acid has shown no indication of human toxicity and appears to stimulate the proflammatory responses required to combat viral infections such as AIDS.

      In March 2002, Advanced Viral Research completed Phase I trials and is currently raising funds to pursue Phase II clinical trials. In November 2003, AVR118 clinical trials began in Israel for the treatment of cachexia (body wasting) in patients with AIDS and it is anticipated that these trials will help facilitate the planned IND application process for injectable AVR118 with the FDA. On February 25, 2004, Advanced Viral Research was granted US patent (No. 6,696,422) for the treatment of HIV infections with AVR118 as a combination therapy with other HIV drugs.

      Hollis Eden Pharmaceuticals Inc. Hollis Eden Pharmaceuticals Inc. is a development-stage San Diego, California based public company established in 1994. Hollis Eden is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders the body is unable to mount an appropriate immune response, such as HIV/AIDS, tuberculosis, malaria, chemotherapy, radiation injury protection, cystic fibrosis and MS. Hollis Eden lead drug for global infectious disease is HE2000 marketed as "Immunitin." In 2003, Hollis Eden released data from its Phase I/II clinical trials in South Africa in HIV patients who had progressed to late-stage AIDS. Patients experienced a statistically significant increase in a wide range of immune cell types that have been associated with delaying the disease progression and a fall in viral load. Hollis Eden is currently pursing private public partnership to pursue Phase II/III trials.

      Chiron Corporation. Chiron Corporation is a U.S. based company involved in biopharmaceuticals, vaccines and blood testing. Chiron's immune system modulator is Proleukin (Aldesleukin). Chiron is applying an advanced understanding of cancer and infectious disease to create high-value products that address major medical needs. Chiron has maintained and broadened its focus on infectious disease research since its groundbreaking work with hepatitis B antigens in the early 1980s. Since introducing the cancer therapy Proleukin(R) (Aldesleukin) interleukin-2 to the market in 1992, Chiron has been expanding its research and development of products for cancer patients. From 2001 until present, Chiron has been conducting Phase I/II clinical trials studying the use of Proleukin combined in highly active antiretroviral therapy (HAART) in HIV patients with immunosuppression.

      Hemispherx Biopharma, Inc. Hemispherx Biopharma is a U.S. based biopharmaceutical company, established in 1993. Hemispherx is engaged in the manufacture and development of drugs for the treatment of viral and immune based chronic disorders. Its flagship products include Alferon N(R) and the experimental immunotherapeutics Ampligen(R) and Oragens(R). Alferon N Injection(R) is Hemispherx's registered trademark for its injectable formulation of Natural Alpha Interferon, approved by the FDA for genital HPV. These novel products are being developed for globally important chronic viral diseases and disorders of the immune system including HPV, HIV, CFS and Hepatitis. As of May 2004, Ampligen(R) - which belongs to a new class of nucleic acid (RNA, or ribonucleic acid) technologies, is in a Phase II clinical study for HIV. Hemispherx has been issued certain patents on the use of Ampligen(R) alone and Ampligen(R) in combination with certain other drugs including AZT, ddI, ddC, interferon/IL-2 for the treatment of HIV.

      We anticipate that we will face increased competition in the future as our competitors introduce new products to the market and new technologies become available. We cannot determine if existing products or new products that our competitors develop will be more effective or more effectively marketed and sold than any that we develop. Competitive products could render our technology and products obsolete or noncompetitive before we recover the money and resources we used to develop these products.

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

      An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this annual report before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The trading price of our common stock could decline due to any of these risks.

We are a development stage company, and we have no significant operating history.

      We are a development stage company that has not had operations for many years. Our plans and businesses are "proposed" and "intended" but we may not be able to successfully implement them. Our primary business purpose is to develop and market pharmaceuticals. As of the date of this annual report, we have two drug candidates, AMZ 0026, and AMZ HG001; however, the FDA has not approved either drug for sale in the United Statess. In addition, we have not earned revenues and have incurred losses since our incorporation. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

There is a limited trading market for our common stock.

      Our common stock is traded on the OTC Bulletin board under the symbol "AMZB.OB." There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be "thinly traded" and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

      Announcements by us or our competitors of innovations or new technologies in the pharmaceutical industry relating to the treatment of HIV and/or AIDS, developments concerning proprietary rights and period-to-period fluctuations in revenues and financial results will have a significant impact on our business and the market price of the common stock. In addition, stock markets in general, and the market for shares of pharmaceutical stocks in particular, have experienced extreme price and volume fluctuations in recent years that have frequently been unrelated to the operating performance of the affected companies. These broad market fluctuations may adversely affect the market price of our common stock.

Our common stock is considered to be a "penny stock" and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

      As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

We do not expect to pay dividends for the foreseeable future.

         For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

Any projections used in this annual report may not be accurate.

         Any and all projections and estimates contained in this annual report or otherwise prepared by us are based on information and assumptions which management believes to be accurate; however, they are mere projections and no assurance can be given that actual performance will match or approximate the projections.

If we do not obtain government regulatory approval for our products, we cannot sell our products and we will not generate revenues.

         Our principal development efforts are currently centered around the research and development of novel all-natural immune modulator drugs for a better quality of life, by using the best of traditional medicines which we believe show promise for the treatment of a variety of infectious diseases and immune system and metabolic disorders. However, all drug candidates require FDA and foreign government approvals before they can be commercialized. These regulations change from time to time and new regulations may be adopted. None of our drug candidates has been approved for commercial sale. We may incur significant additional operating losses over the next several years as we fund development, clinical testing and other expenses while seeking regulatory approval. While limited clinical trials of our drug candidates have been conducted to date, significant additional trials are required, and we may not be able to demonstrate that these drug candidates are safe or effective. If we are unable to demonstrate the safety and effectiveness of a particular drug candidate to the satisfaction of regulatory authorities, the drug candidate will not obtain required government approval. If we do not receive FDA or foreign approvals for our products, we will not be able to sell our products and will not generate revenues. If we receive regulatory approval of a product, such approval may impose limitations on the indicated uses for which we may market the product, which may limit our ability to generate significant revenues.

If we do not successfully commercialize our products, we may never achieve profitability.

         We have experienced significant operating losses to date because of the substantial expenses we have incurred to acquire and fund development of our drug candidates. We have never had operating revenues and have never commercially introduced a product. Many of our research and development programs are at an early stage. Potential drug candidates are subject to inherent risks of failure. These risks include the possibilities that no drug candidate will be found safe or effective, meet applicable regulatory standards, or receive the necessary regulatory clearances. Even safe and effective drug candidates may never be developed into commercially successful drugs. If we are unable to develop safe, commercially viable drugs, we may never achieve profitability. If we become profitable, we may not remain profitable.

As a result of our intensely competitive industry, we may not gain enough market share to be profitable.

      The biotechnology and pharmaceutical industries are intensely competitive. We have numerous competitors in the United States and elsewhere. Because we are pursuing potentially large markets, our competitors include major, multinational pharmaceutical and chemical companies, specialized biotechnology firms and universities and other research institutions. Several of these entities have already successfully marketed and commercialized products that will compete with our products, assuming that our products gain regulatory approval. Companies such as GlaxoSmithKline, Merck & Company, Roche Pharmaceuticals, Pfizer Inc., and Abbott Laboratories have significant market share for the treatment of a number of infectious diseases such as HIV. In addition, biotechnology companies such as Gilead Sciences Inc., Chiron Corporation, and Vertex Pharmaceuticals Inc., as well as many others, have research and development programs in these fields.

      Many of these competitors have greater financial and other resources, larger research and development staffs, and more effective marketing and manufacturing organizations than we do. In addition, academic and government institutions have become increasingly aware of the commercial value of their research findings. These institutions are now more likely to enter into exclusive licensing agreements with commercial enterprises, including our competitors, to develop and market commercial products.

      Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors' existing products or new products under development. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

We may not have sufficient funds to operate our business and may not be able to obtain additional financing.

      We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financing could result in dilution to our stockholders.

We will need to raise additional money before we achieve profitability; if we fail to raise additional money, it could be difficult to continue our business.

      Based on our current plans, we believe that we do not have sufficient financial resources to meet our operating expenses and capital requirements. Accordingly, we will need to obtain additional funds. In addition, changes in our research and development plans or other events affecting our operating expenses may result in unanticipated expenditures. We may also require substantial additional funds in order to finance our drug discovery and development programs, fund operating expenses, pursue regulatory clearances, develop manufacturing, marketing and sales capabilities, and prosecute and defend our intellectual property rights. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.

      You should be aware that in the future:

      o we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

      o     any available additional financing may not be adequate.

      If we cannot raise additional funds when needed, or on acceptable terms, we will not be able to continue to develop our drug candidates.

Failure to protect our proprietary technology could impair our competitive position.

      We have obtained or are in the process of obtaining U.S. and foreign patents and patent applications for our products. Our success will depend in part on our ability to obtain additional United States and foreign patent protection for our drug candidates and processes, preserve our trade secrets and operate without infringing the proprietary rights of third parties. We place considerable importance on obtaining patent protection for significant new technologies, products and processes. Legal standards relating to the validity of patents covering pharmaceutical and biotechnology inventions and the scope of claims made under such patents are still developing. In some of the countries in which we intend to market our products, pharmaceuticals are either not patentable or have only recently become patentable. Past enforcement of intellectual property rights in many of these countries has been limited or non-existent. Future enforcement of patents and proprietary rights in many other countries may be problematic or unpredictable. Moreover, the issuance of a patent in one country does not assure the issuance of a similar patent in another country. Claim interpretation and infringement laws vary by nation, so the extent of any patent protection is uncertain and may vary in different jurisdictions. Our domestic patent position is also highly uncertain and involves complex legal and factual questions. The applicant or inventors of subject matter covered by patent applications or patents owned by us may not have been the first to invent or the first to file patent applications for such inventions. Due to uncertainties regarding patent law and the circumstances surrounding our patent applications, the pending or future patent applications we own may not result in the issuance of any patents. Existing or future patents owned by to us may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. Further, any rights we may have under any issued patents may not provide us with sufficient protection against competitive products or otherwise cover commercially valuable products or processes.

Litigation or other disputes regarding patents and other proprietary rights may be expensive, cause delays in bringing products to market and harm our ability to operate.

      The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

      o     incur substantial money damages;

      o encounter significant delays in bringing our drug candidates to market;

      o be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment without first obtaining licenses to do so; and/or

      o not be able to obtain any required license on favorable terms, if at all.

      In addition, if another party claims the same subject matter or subject matter overlapping with the subject matter that we have claimed in a United States patent application or patent, we may decide or be required to participate in interference proceedings in the United States Patent and Trademark Office in order to determine the priority of invention. Loss of such an interference proceeding would deprive us of patent protection sought or previously obtained and could prevent us from commercializing our products. Participation in such proceedings could result in substantial costs, whether or not the eventual outcome is favorable. These additional costs could adversely affect our financial results.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

      In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Existing pricing regulations and reimbursement limitations may reduce our potential profits from the sale of our products.

      The requirements governing product licensing, pricing and reimbursement vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after product-licensing approval is granted. As a result, we may obtain regulatory approval for a drug candidate in a particular country, but then be subject to price regulations that reduce our profits from the sale of the product. In some foreign markets pricing of prescription pharmaceuticals is subject to continuing government control even after initial marketing approval. In addition, certain governments may grant third parties a license to manufacture our product without our permission. Such compulsory licenses typically would be on terms that are less favorable to us and would have the effect of reducing our revenues.

      Varying price regulation between countries can lead to inconsistent prices and some re-selling by third parties of products from markets where products are sold at lower prices to markets where those products are sold at higher prices. This practice of exploiting price differences between countries could undermine our sales in markets with higher prices and reduce the sales of our future products, if any. The decline in the size of the markets in which we may in the future sell commercial products could cause the perceived market value of our business and the price of our common stock to decline.

      Our ability to commercialize our products successfully also will depend in part on the extent to which reimbursement for the cost of our products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Third-party payors are increasingly challenging the prices charged for medical products and services. If we succeed in bringing any of our potential products to the market, such products may not be considered cost effective and reimbursement may not be available or sufficient to allow us to sell such products on a profitable or competitive basis.

In some countries, we may be required to grant compulsory licenses for our HIV products or face generic competition for our HIV products.

      In a number of developing countries, government officials, and other groups have suggested that pharmaceutical companies should make drugs for HIV infection available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not make their HIV drugs available at a low cost, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for HIV drugs in certain developing countries. If certain countries do not permit enforcement of our patents, sales of our products in those countries could be reduced by generic competition. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our sales, or we could respond to governmental concerns by reducing prices for our products. In addition to reducing our sales, compulsory licenses may increase the risk of counterfeiting as we would no longer have control over manufacturing and distribution in those markets. In addition, countries such as Canada are considering amending their patent laws to permit the export of otherwise patented products to countries in the developing world. In all of these situations, our results of operations could be adversely affected.

Our existing products are subject to reimbursement from government agencies and other third parties. Pharmaceutical pricing and reimbursement pressures may reduce profitability.

      Successful commercialization of our products depends, in part, on the availability of governmental and third party payor reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payors increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries recently passed by Congress. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. Our results of operations could be adversely affected by future health care reforms. In Europe, the success of our products will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pocket. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

      In addition, in many international markets, governments control the prices of prescription pharmaceuticals. In these markets, once regulatory marketing approval is received, pricing negotiations with governmental authorities can take twelve months or longer. Some foreign governments have passed, or are considering, legislation to require us to sell our products subject to reimbursement at a mandatory discount. Sales of competing products, attempts to gain market share or introductory pricing programs of our competitors could also require us to lower our prices in these countries, which could adversely affect our results of operations.

Delays in the conduct or completion of our preclinical or clinical studies or the analysis of the data from our preclinical or clinical studies may result in delays in our planned filings for regulatory approvals or adversely affect our ability to enter into collaborative arrangements.

      The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

      o     Investigational New Drug status of AMZ 0026; and

      o     AMZ 0026 Approved for Phase I/II studies by the FDA.

      o A double blind study for our natural hair growth product, AMZ HG001, is planned for 2004/2005.

      We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

      o We may not have the financial resources to continue research and development of any of our drug candidates; and

      o We may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

      Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

      o     Delays in enrolling volunteers;

      o Interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

      o     Lower than anticipated retention rate of volunteers in a trial;

      o     Unfavorable efficacy results;

      o Serious side effects experienced by study participants relating to the drug candidate;

      o New communications from regulatory agencies about how to best conduct these studies; or

      o     Failure to raise additional funds.

Results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our prospects for future revenue growth.

      We are required to demonstrate the safety and effectiveness of products we develop in each intended use through extensive preclinical studies and clinical trials. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Even successfully completed large-scale clinical trials may not result in marketable products. A number of companies in our industry have suffered setbacks in advanced clinical trials despite promising results in earlier trials. If any of our products under development fail to achieve their primary endpoint in clinical trials or if safety issues arise, commercialization of that drug candidate could be delayed or halted.

If the manufacturers of our products do not comply with current Good Manufacturing Practices regulations, or cannot produce the amount of products we need to continue our development, we will fall behind on our business objectives.

      Manufacturers producing our drug candidates must follow current Good Manufacturing Practices regulations enforced by the FDA and foreign equivalents. If a manufacturer of our drug candidates does not conform to the Good Manufacturing Practices regulations and cannot be brought up to such a standard, we will be required to find alternative manufacturers that do conform. This may be a long and difficult process, and may delay our ability to receive FDA or foreign regulatory approval of our products.

      We also rely on our manufacturers to supply us with a sufficient quantity of our drug candidates to conduct clinical trials. If we have difficulty in the future obtaining our required quantity and quality of supply, we could experience significant delays in our development programs and regulatory process.

Our ability to achieve any significant revenue may depend on our ability to establish effective sales and marketing capabilities.

      Our efforts to date have focused on the development and evaluation of our drug candidates. As we continue clinical studies and prepare for commercialization of our drug candidates, we may need to build a sales and marketing infrastructure. As a company, we have no experience in the sales and marketing of pharmaceutical products. If we fail to establish a sufficient marketing and sales force or to make alternative arrangements to have our products marketed and sold by others on attractive terms, it will impair our ability to commercialize our drug candidates and to enter new or existing markets. Our inability to effectively enter these markets would materially and adversely affect our ability to generate significant revenues.

We may need to develop manufacturing capacity for our existing and future products, which will increase our expenses.

      We have evaluated in the past, and continue to evaluate, the feasibility of acquiring manufacturing capabilities to support the production of our products. These facilities may be required to meet the production capacities required to support clinical trials and to produce such products for commercial sale at an acceptable cost. We have not manufactured these products in the past. Developing these technological capabilities and building or purchasing a facility will increase our expenses with no guarantee that we will be able to recover our investment in our manufacturing capabilities.

We depend on relationships with other companies for sales and marketing performance and revenues. Failure to maintain these relationships would negatively impact our business.

      We believe that we will be required to develop significant collaborative relationships with major pharmaceutical companies for the sale and marketing of our products. Reliance on collaborative relationships poses a number of risks, including the following:

      o We will not be able to control whether our corporate partners will devote sufficient resources to our programs or products;

      o Disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

      o Disagreements with corporate partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

      o Contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

      o Corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

      o Corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development; and

      o     Our distributors and corporate partners may be unable to pay us.

      Given these risks, there is a great deal of uncertainty regarding the success of any current and/or future collaborative efforts. If these efforts fail, our product development or commercialization of new products could be delayed.

We depend heavily on key personnel, and loss of the services of one or more of our key executives or a significant portion of any prospective local management personnel could weaken our management team adversely affecting our operations.

      Our success largely depends on the skills, experience and efforts of our senior management, particularly our Chief Executive Officer, Angelo Chinnici, M.D., our President, Mechael Kanovsky, Ph.D., our Chief Technology Officer, Chaim Justman, and our Director of New Business Development, C.J. Lieberman. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

We may face product liability claims related to the use or misuse of our products, which may cause us to incur significant losses.

      We are currently exposed to the risk of product liability claims due to administration of our drug candidates in clinical trials, since the use or misuse of our drug candidates during a clinical trial could potentially result in injury or death. If we are able to commercialize our products, we will also be subject to the risk of losses in the future due to product liability claims in the event that the use or misuse of our commercial products results in injury or death. We currently do not maintain liability insurance. In the event we choose to purchase liability insurance, we cannot predict the magnitude or the number of claims that may be brought against us in the future, accordingly, we do not know what coverage limits would be adequate. In addition, insurance is expensive, difficult to obtain and may not be available in the future on acceptable terms, or at all. Any claims against us, regardless of their merit, could substantially increase our costs and cause us to incur significant losses.

Trading in our securities could be subject to extreme price fluctuations that could adversely affect your investment.

      The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, any of the following may have the effect of temporarily or permanently driving down the price of our common stock:

      o     Biological or medical discoveries by competitors;

      o     Public concern about the safety of our drug candidates;

      o     Delays in the conduct or analysis of our clinical trials;

      o     Unfavorable results from clinical trials;

      o Unfavorable developments concerning patents or other proprietary rights; or

      o     Unfavorable domestic or foreign regulatory developments;

      In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies.

      These broad market fluctuations may adversely affect the ability of a stockholder to dispose of the common stock purchased in this Offering at a price equal to or above the price at which the common stock was were purchased. In addition, in the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

      Assuming that issued and outstanding warrants and options for our common stock have not been exercised, our executive officers and/or their affiliated companies directly or beneficially own approximately 66% of our outstanding common stock as of October 15, 2004. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our directors and executive officers control the company.

      Our directors, executive officers and/or their affiliated companies directly or beneficially own approximately 16,345,000 shares or approximately than 66% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

Substantial sales of our stock may impact the market price of our common stock.

      Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

The marketability and profitability of our products is subject to unknown economic conditions.

      The marketability and profitability of our products may be adversely affected by local, regional, national and international economic conditions beyond our control and/or the control of our management. Favorable changes may not necessarily enhance the marketability or profitability of the products. Even under the most favorable marketing conditions, there is no guarantee that our products can be sold or, if sold, that such sale will be made upon favorable prices and terms.

Issuing preferred stock with rights senior to those of our common stock could adversely affect holders of common stock.

      Our charter documents give our board of directors the authority to issue series of preferred stock without a vote or action by our stockholders. The board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock may adversely affect the rights of holders of our common stock. For example, a series of preferred stock may be granted the right to receive a liquidation preference - a pre-set distribution in the event of a liquidation - that would reduce the amount available for distribution to holders of common stock. In addition, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock. As a result, common stockholders could be prevented from participating in transactions that would offer an optimal price for their shares.

                         Cautionary Statement Concerning
                           Forward-Looking Statements

      Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the "bespeaks caution" doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2.  Description of Property

      At present, we do not own any property. Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We have a month-to-month lease for our New York office for which we pay no rent. We have an eighteen-month lease for our Israel office at a monthly rent of $1,843. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space for lease in both Israel and the United States on terms acceptable to us.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      On October 15, 2004, stockholders holding 16,245,000 shares of our common stock, which is a majority of the voting power of our company, took action by written consent for the purpose taking the following action:

      1.    Removing of Philip Drachman as one of our directors;
      2. Appointing Dr. Mechael Kanovsky to fill the vacancy on the board of directors;
      3.    Ratifying the removal of Philip Drachman as our President;
      4.    Ratifying the appointment of Dr. Mechael Kanovsky as our President;
      5.    Terminating the "Ad Systems, Inc. 1984 Incentive Stock Option Plan";
      6. Ratifying the change in the company's accountants from Mantyla McReynolds, LLC to Meyler & Company, LLC; and
      7.    Adopting our Code of Business Conduct and Ethics.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Bulletin Board under the symbol "AMZB." The following table shows the high and low bid prices for our common stock for each quarter since April 1, 2002 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide 3-for 1 stock split which was effected in December, 2003 and for the 1-for-8 reverse stock split which was effected in February, 2004. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

August 1, 2002 to July 31, 2003 (OTC Bulletin Board)    High Bid       Low Bid
-------------------------------------------------------------------------------
First quarter                                           $   0.13     $    0.03
Second quarter                                              0.05          0.03
Third quarter                                              13.47          0.08
Fourth quarter                                              0.08          0.03

August 1, 2003 to July 31, 2004 (OTC Bulletin Board)    High Bid       Low Bid
-------------------------------------------------------------------------------
First quarter                                           $   0.27     $    0.03
Second quarter                                             48.00          0.13
Third quarter                                              48.00          5.50
Fourth quarter                                              5.85          4.00

      As of October 15, 2004, there were approximately 725 record holders of our common stock.

      We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

      Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer's investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

         Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

         Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 31, 2004:

                                                 (a)                     (b)                            (c)
-------------------------------------    --------------------    ----------------------     ------------------------
Plan Category                                 Number of            Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                             issued upon         outstanding options,         for future issuance
                                             exercise of          warrants and rights            under equity
                                             outstanding                                      compensation plans
                                          options, warrants                                  (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved                 --                      $--                          --
by security holders
Equity compensation plans     not                  --                       --                      10,000
approved by security holders (1)
Total                                              --                      $--                      10,000

         (1) Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan. The purpose of our Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 5,500,000 shares, subject to adjustment, and to date, we has issued 5,490,000 shares.

         Our compensation committee which is appointed by our board of directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable an proper. Any decision made, or action taken, by the compensation committee or our board of directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

         The compensation committee or our board of directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the board of directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our board of directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

         In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

         Our board of directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our board of directors may deem appropriate and in our best interest.

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from the Amazon region of South America and from nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

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

      Since the stockholders of Amazon Biotech (Delaware) owned approximately 99% of our outstanding voting shares after giving effect to the acquisition, and since we were a development stage company with limited operations before the acquisition, Amazon Biotech, (Delaware) is deemed to be the acquirer for accounting purposes, and the transaction has been reflected as a recapitalization of Amazon Biotech (Delaware). In a recapitalization, the historical stockholders' equity of Amazon Biotech (Delaware) prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of our stock and Amazon Biotech's stock by an offset to capital.

Plan of Operation

      Once we receive sufficient operating capital, our plan is to begin Phase I and Phase II clinical trials of our AMZ 0026 drug and to conduct a double blind study of our natural hair growth product known as AMZ HG001.

      We are a newly established pharmaceutical company that owns the rights to Abavca/AMZ 0026, a potential immunomodulator drug developed for use in the treatment of the HIV virus. We acquired the rights to the Abavca/AMZ 0026 product line from Advanced Plant Pharmaceuticals, Inc.

      AMZ 0026 was developed by a group of scientists after more than 12 years of intense research. Many users of AMZ 0026 caplets have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

      Abavca/AMZ 0026 has been given an IND status and has been approved for Phase I/II clinical studies by the FDA. Once we receive sufficient operating capital, we intend to initiate Phase II clinical studies of Abavca/AMZ 0026 within the next 12 months, with an eventual goal of a joint venture with another pharmaceutical company to conduct Phase III trials.

      We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We intend to conduct a small double blind study on this product within the next twelve months.

      In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to six and to purchase additional laboratory equipment with a portion of any capital proceeds.

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of July 31, 2004, we have a working capital deficit of $157,405. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. For the year ended July 31, 2004, we have raised approximately $268,500 from the sale of common stock and warrants. In addition, we recently received an equity financing of $50,000, with a commitment for another $150,000. We anticipate that we will need at least $4,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

      The amount and timing of our future capital requirements will depend upon many factors, including the level of funding received by us anticipated private placements of our common stock and the level of funding obtained through other financing sources, and the timing of such funding.

      We intend to retain any future earnings to retire any existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

Item 7.  Financial Statements

                                Table of Contents

Report of Registered Public Accounting Firm                              F-1

 Balance Sheet                                                           F-2

 Statement of Stockholders' Deficiency                                   F-3

 Statement of Operations                                                 F-4

Statement of Cash Flows                                                  F-5

Notes to Financial Statements                                            F-7

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748




             Report of Independent Registered Public Accounting Firm



Board of Directors
Amazon Biotech, Inc.
New York, NY


We have audited the accompanying balance sheet of Amazon Biotech, Inc., (a Utah corporation in the development stage) as of July 31, 2004 and the related statements of operations, stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Biotech, Inc. as of July 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred a net loss since inception of $7,906,363 and has no significant assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are more fully described in Note B to the Financial Statements. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.





                                                   Meyler & Company, LLC


Middletown, NJ
October 26, 2004

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                  BALANCE SHEET

                                  July 31, 2004

                                     ASSETS

CURRENT ASSETS
    Cash                                                                 $     1,096
                                                                         -----------
         Total Current Assets                                                  1,096

Office Equipment, net of accumulated depreciation of $509                      2,542

Intangible Assets - Production rights                                            300
                                                                         -----------

                                                                         $     3,938
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Demand note payable                                                   $    50,000
   Accounts payable                                                            7,257
   Accrued consulting fees-officers                                           52,199
   Accrued audit fee                                                           8,000
   Loan from officer                                                          41,045
                                                                         -----------
         Total Current Liabilities                                           158,501

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued
        and outstanding 24,640,634 shares                                $    24,641
   Additional contributed capital                                          7,727,159
   Deficit accumulated during the development stage                       (7,906,363)
                                                                         -----------

    Stockholders' Deficiency                                                (154,563)
                                                                         -----------
                                                                         $     3,938
                                                                         ===========





                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  July 31, 2004

                                                                                                                 Additional
                                              Preferred  Stock                      Common Stock                Contributed
                                         ----------------------------       -----------------------------
                                            Shares          Amount            Shares             Amount            Capital
                                         ----------       -----------       ----------        -----------        -----------
Balance at July 31, 2003                                                       449,072        $       449        $   298,493
ASYST pre-acquisition net loss
December 10, 2001- 3 for 1 split                                               898,144                898               (898)
February 12, 2004- 8 for 1 reverse split                                    (1,178,332)            (1,178)             1,178
Recharacterize accumulated deficit
   upon merger                                                                                                      (375,697)
Capitalization of ASYST liabilities                                                                                   77,055
Cancellation of ASYST shares                                                  (131,250)              (131)               131
                                         ----------       -----------       ----------        -----------        -----------

Balance prior to merger                                                         37,634                 38                262

Exchange of 16,000,000 shares of
   ASYST for Amazon Biotech, Inc.                                           16,000,000             16,000            (16,000)
Issuance of 4,290,000 shares for
   consulting services valued at $1.00
   per share                                                                 4,290,000              4,290          4,285,710
Proceeds from issuance of 750,000
   shares at $.0027 per share                                                  750,000                750              1,250
Proceeds from issuance of 200,000
   shares at $0.50 per share                                                   200,000                200             99,800
Proceeds from issuance of 120,000
   shares at $1.00 per share                                                   120,000                120            119,880
Proceeds from issuance of 50,000
   shares at $0.93 per share                                                    50,000                 50             46,450
Issuance of 1,993,000 shares for
   consulting services valued at $1.00
   per share                                                                 1,993,000              1,993          1,991,007
Issuance of 1,200,000 shares for
   consulting services valued at $1.00
   per share                                                                 1,200,000              1,200          1,198,800


Net Loss for the year ended 7/31/04
                                         ----------       -----------       ----------        -----------        -----------
                                                                            24,640,634        $    24,641        $ 7,727,159
                                         ==========       ===========       ==========        ===========        ===========

              Income (Deficit)
                Accumulated
                During  the         Total
Accumulated     Development      Stockholders'
   Deficit         Stage           Deficiency
 ----------     -----------       ----------
$(353,048)      $     3,087        $  (51,019)
  (26,036)          (26,036)



  379,084            (3,087)              300
                                       77,055

 ----------    -----------        -----------

                                          300





                                    4,290,000

                                        2,000

                                      100,000

                                      120,000

                                       46,500


                                    1,993,000


                                    1,200,000


                 (7,906,363)       (7,906,363)
 ----------     -----------       -----------
 $              $(7,906,363)      $  (154,563)
 ==========     ===========       ===========

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                             STATEMENT OF OPERATIONS

                                                                                  Cumulative
                                                                                  Inception
                                                        For the               (October 10, 2002)
                                                       Year Ended                    to
                                                      July 31, 2004             July 31, 2004
                                                       -----------                -----------
ADMINISTRATIVE EXPENSES

   Consulting fees                                     $    37,490                $    37,490
   Consulting fees-officers                                237,700                    237,700
   Stock based compensation                              7,483,000                  7,483,000
   Other general office expenses                           147,664                    147,664
   Depreciation                                                509                        509
                                                       -----------                -----------
           Total Administrative Expenses                 7,906,363                  7,906,363
                                                       -----------                -----------

NET LOSS FOR THE PERIOD                                $(7,906,363)               $(7,906,363)
                                                       ===========                ===========

NET LOSS PER SHARE OF COMMON
   STOCK (basic and diluted)                           $     (0.82)               $     (1.03)
                                                       ===========                ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                    9,606,191                  7,679,917
                                                       ===========                ===========






                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                             STATEMENT OF CASH FLOWS

                                                                                             Cumulative
                                                                                             Inception
                                                                   For the               (October 10, 2002)
                                                                  Year Ended                    to
                                                                 July 31, 2004             July 31, 2004
                                                                 -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                      $(7,906,363)               $(7,906,363)
   Stock based compensation                                        7,483,000                  7,483,000
   Depreciation expense                                                  509                        509
   Operating expenses paid by officer                                 37,045                     37,045
   Changes in assets and liabilities:
     Increase in accounts payable                                      7,257                      7,257
     Increase in accrued consulting fees -officers                    52,199                     52,199
     Increase in accrued audit fee                                     8,000                      8,000
                                                                 -----------                -----------
       Net cash used in operating activities                        (318,353)                  (318,353)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                       (3,051)                    (3,051)
                                                                 -----------                -----------
       Net cash used in investing activities                          (3,051)                    (3,051)

CASH FLOWS FROM FINANCING ACTIVITIES
   Loan from individual                                               50,000                     50,000
   Proceeds from officer loan                                         10,000                     10,000
   Repayment of officer loan                                          (6,000)                    (6,000)
   Sale of common stock                                              268,500                    268,500
                                                                 -----------                -----------

       Net cash provided by financing activities                     322,500                    322,500
                                                                 -----------                -----------

       Net increase in cash                                            1,096                      1,096
                                                                 -----------                -----------

CASH AT BEGINNING OF PERIOD
                                                                 -----------                -----------

CASH AT END OF PERIOD                                            $     1,096                $     1,096

                                                                 ===========                ===========






                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                                Cumulative
                                                                                                 Inception
                                                                        For the               (October 10, 2002)
                                                                       Year Ended                    to
                                                                      July 31, 2004             July 31, 2004
                                                                        ----------               ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for production rights                     $      300               $      300
                                                                        ==========               ==========

     Capitalization of ASYST liabilities                                $   77,055               $   77,055
                                                                        ==========               ==========

     Recharacterization of ASYST accumulated deficit upon
       reverse merger                                                   $  375,997               $  375,997
                                                                        ==========               ==========

     Issuance of common stock for consulting services                   $7,483,000               $7,483,000
                                                                        ==========               ==========








                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

The financial statements presented are those of Amazon Biotech, Inc. (the "Company"), a Utah corporation. The Company is a development stage company and has had no operations. The Company has developed a product called AMZ 0026, which has an FDA approved IND procedure for Phase I/II clinical studies for HIV/AIDS. The product was developed by a group of scientists after more than 15 years of research and a significant investment. Amazon Biotech, Inc. was initially incorporated in the state of Delaware on October, 10, 2002 as Healthy Cholesterol, Inc. The Company changed its name to Amazon Biotech, Inc. on May 15, 2003. The Company had no activity prior to July 31, 2003.

Reverse Merger

On February 20, 2004, the stockholders of Amazon Biotech, Inc. a Delaware corporation,, acquired 16,000,000 shares of ASYST Corporation common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, Amazon Biotech, Inc. controlled 99% of the outstanding common stock of the company. In this connection, Amazon Biotech, Inc. (a Delaware corporation), became a wholly owned subsidiary of ASYST Corporation and its officers and directors replaced ASYST Corporation's officers and directors. Prior to the acquisition, ASYST Corporation was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of Amazon Biotech, Inc. by the Company and a recapitalization of ASYST Corporation. Since the merger is a recapitalization of ASYST Corporation and not a business combination, pro-forma information is not presented.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Income Taxes

The Company accounts for income taxes using the liability method, which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Deferred tax assets are adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

At July 31, 2004, the Company has net operating loss carryforwards of approximately $7,906,363 which expire in 2023. Based on the fact that the Company has generated operating losses since inception, a deferred tax asset of approximately $2,767,000 has been offset by a valuation allowance of $2,767,000.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS per share ("EPS") requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to Common Stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of Common Stock and Common Stock equivalents outstanding during the periods.

Business Combinations and Intangible Assets

The Financial Accounting Standards Board ("FSAB") issued SFAS NO. 141, "Business Combinations" which requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method.

The FASB issued SFAS NO. 142, "Goodwill and Other Intangible Assets", which requires the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Office Equipment and Depreciation

Office equipment is stated at cost and is depreciated using the straight line method over the estimated useful lives of the respective assets. Routine maintenance, repairs and replacement costs are expensed as incurred and improvements that extend the useful life of the assets are capitalized. When equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is recognized in operations.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net loss since inception of $7,906,363 and has no significant assets at July 31, 2004. The Company is seeking to raise capital through private placements. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital.

These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE C - COMMON STOCK

On February 23, 2004, the Company issued 750,00 shares of its common stock to an investor for $2,000 or $0.0027 per share.

In connection with a private placement, on April 25, 2004 the Company issued 200,000 shares of its common stock at $0.50 per share realizing $100,000. Additionally, the Company issued 100,000 common stock warrants at $6.00 per share to the investor in connection with the private placement. Each warrant is entitled to purchase one share of common stock.

On March 3, 2004, the Company issued 4,290,000 shares under an S-8 Filing with the Securities and Exchange Commission to consultants at $1.00 per share. The aggregate remuneration of $4,290,000 has been treated as stock based compensation and expensed in the current fiscal year.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2004


NOTE C - COMMON STOCK (CONTINUED)

The Company at various dates under a revised private placement plan, sold 120,000 shares of its common stock to investors at $1.00 per share realizing $120,000. Additionally, the Company issued 120,000 warrants at $6.00 per share to the investors which entitles them to purchase one share of common stock for each warrant held.

The Company under a revised private placement plan, sold 50,000 shares on June 25, 2004 of its common stock to investors at $0.93 per share realizing $46,500. Additionally, the Company issued 50,000 warrants at $6.00 per share to the investors which entitles them to purchase one share of common stock for each warrant held.

On June 1, 2004, the Company issued 1,200,000 shares to consultants at $1.00 per share recording stock based compensation of $1,200.000. Under the agreement with the consultants, the Company will register these shares under an S-8 Filing.

On June 1, 2004, the Company issued 1,993,000 shares to consultants for services rendered at $1.00 per share recording stock based compensation of $1,993,000.

At July 31, 2004, the Company has reserved 170,000 shares of its common stock for the exercise of common stock warrants.

NOTE D - OFFICE EQUIPMENT

Office equipment is comprised of the following at July 31, 2004:

           Computer equipment                                    $3,051
           Less accumulated depreciation                           (509)
                                                                 ------
           Office equipment, net                                 $2,542
                                                                 ======

Depreciation expense for the year ended July 31, 2004 and cumulative inception (October 10, 2002) to July 31, 2004 amounted to $509.

NOTE E - RELATED PARTY TRANSACTIONS

Loan payable to officer represents expenses paid on behalf of the company in the amount of $37,045 and working capital loans to the Company in the amount of $10,000 of which $6,000 has been repaid during the year ended July 31, 2004. The remaining balance of $41,045 at July 31, 2004 is non-interest bearing and has no stated terms of repayment.

Included in stock based compensation is $640,000 for 640,000 shares of common stock issued to officers of the Company for consulting services.

Included in consulting fees-officers is $49,500 recorded as an expense in the year ended July 31, 2004 for consulting services performed February through July of 2003.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  July 31, 2004


NOTE F - RENT

The Company maintains its corporate office in New York and is not required to pay rent. The Company maintains additional office space in Israel and pays $1,843 per month. The lease expires in 2004 and has a one year option to renew. Rent expense for the year ended July 31, 2004 and cumulative inception (October 10, 2002) to July 31, 2004 amounted to $22,113.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company has long-term employment and consulting agreements with three officers of the Company. The agreements call for annual compensation between $14,400 and $99,000 and expire in March 2006. The agreements also include the issuance of the Company's common stock upon the achievement of financial targets and the achievement of projected phases in the development of the product.

Future minimum consulting fees for the next two years are as follows:

         For the Year Ending                Amount
         -------------------                ------
         July 31, 2005                       $234,200
         July 31, 2006                        132,075
                                             --------
         Total                               $366,275

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      On May 27, 2004, we dismissed Mantyla McReynolds, LLC as our independent accountants, and we engaged Meyler & Company, LLC as our independent accountants.

      The reports of Mantyla McReynolds, LLC on our financial statements for the fiscal years ended July 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant's reports of Mantyla McReynolds, LLC on our financial statements for the fiscal years ended July 31, 2002 and 2003 stated that we had reported no revenues from operations and no assets, and that these factors raised substantial doubt about our ability to continue as a going concern.

      The decision to change accountants from Mantyla McReynolds, LLC to Meyler & Company, LLC was approved by our board of directors and ratified by a majority of our stockholders.

      During our fiscal years ended July 31, 2002 and 2003 and the subsequent interim period through May 27, 2004, the date of the dismissal of Mantyla McReynolds, LLC, we did not have any disagreement with Mantyla McReynolds, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

      During that time, there were no "reportable events" as set forth in Item 304(a)(1)(i-v) of Regulation S-B adopted by the Securities and Exchange Commission, except that the accountant's reports of Mantyla McReynolds, LLC on our financial statements for the fiscal years ended July 31, 2002 and 2003 stated that we had reported no revenues from operations and no assets, and that these factors raised substantial doubt about our ability to continue as a going concern.

      We engaged Meyler & Company, LLC on May 27, 2004. We had not consulted Meyler & Company, LLC regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

      We have provided Mantyla McReynolds, LLC with a copy of this disclosure prior to its filing with the Commission. As of the date of this report, Mantyla McReynolds, LLC has not provided any response to this disclosure.

Item 8A. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name                      Age    Position
      ----------------------------------------------------------------------
      Angelo Chinnici, MD       51     Director, Chief Executive Officer

      Mechael Kanovsky          42     Director, President

      Chaim Justman             26     Chief Technology Officer

      C.J. Lieberman            43     Director of New Business Development

      Angelo Chinnici, M.D. is our Chief Executive Officer and one of our directors. Dr. Chinnici qualified in Internal Medicine at the University of Genoa - School of Medicine and Surgery (in the days before one could specialist in AIDS). He has been in clinical practice for over 20 years, and been affiliated with Meridian Healthcare and the University of Medicine and Dentistry of New Jersey for over 15 years. His affiliation with the Meridian Healthcare has given him the opportunity to be involved with a vast number of HIV infected patients and be involved with the day to day management of opportunistic infections and viral-load evaluations.

      Mechael Kanovsky, Ph.D. is our President and one of our directors. Dr. Kanovsky obtained his Ph.D. in Molecular Biology from Mount Sinai School of Medicine, New York. Dr. Kanovsky worked as a research scientist with the Department of Pathology at the Brooklyn VA Hospital and at State University of New York. While there, his major focus was developing novel therapeutic peptides for the treatment of pancreatic cancer. Prior to associating with our company, Dr. Kanovsky was a consultant for Marantech Corp., Rhode Island helping to develop a cancer screening test.

      Chaim Justman is our Chief Technology Officer and our Corporate Secretary. Mr. Justman has worked for the last five years as a project manager and software consultant for several technology start-up companies including Justco Software and Virtual Cities. He holds a Bachelor of Science Degree in Management Information Systems from Touro College (New York).

      C.J. Lieberman is our Director of New Business Development, and he is the founder of Amazon Biotech. Mr. Lieberman has been involved in the pharmaceutical industry for many years and is the innovator of whole plant pharmaceuticals. He has an extensive background in herbal and Ayurvedic medicine.

Audit Committee

      We do not have an audit committee at this time.

Code of Ethics

      Effective October 15, 2004, our board of directors adopted the Amazon Biotech, Inc. Code of Business Conduct and Ethics, or the Code of Ethics. The board of directors believes that our Code of Business Conduct and Ethics provides standards that are reasonably designed to deter wrongdoing and to promote the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the Securities and Exchange Commission; (3) compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons; and (4) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is attached as an exhibit to this annual report, and we will provide a copy of our Code of Business Conduct and Ethics by mail to any person without charge upon written request to us at 43 West 33rd Street, Suite 405, New York, NY 10001.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2004, other than a Form 4 filed by Michael Vardakis, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended July 31, 2004 and 2003.

                                            Annual Compensation                         Long-Term Compensation
                                                                                                   Common Shares
                                                                                                     Underlying         All
                                                                                    Restricted        Options          Other
                                                                   Other Annual        Stock          Granted         Compen
    Name and Position       Year        Salary          Bonus      Compensation     Awards ($)       (# Shares)       -sation

Angelo Chinnici, MD           2004       $ 14,400            -0-   $340,000 (1)            -0-          ------              -0-
Chief Executive Officer       2003            -0-            -0-            -0-            -0-          ------              -0-
and Director

Mechael Kanovsky              2004            -0-            -0-            -0-            -0-          ------              -0-
President and Director        2003            -0-            -0-            -0-            -0-          ------              -0-
As of October 2004

Philip Drachman               2004      $ 104,000            -0-   $100,000 (1)            -0-          ------              -0-
Former President              2003            -0-            -0-            -0-            -0-          ------              -0-
and Director -
Employment Ended
October 2004

Chaim Justman                 2004       $ 46,800            -0-   $100,000 (1)            -0-          ------              -0-
Chief Technology Officer      2003            -0-            -0-            -0-            -0-          ------              -0-
and
Corporate Secretary

C.J. Leiberman                2004       $ 99,000            -0-   $100,000 (1)            -0-          ------              -0-
Director of New               2003            -0-            -0-            -0-            -0-          ------              -0-
Business Development

Bob Hall                      2004            -0-            -0-            -0-            -0-          ------              -0-
Former President and,         2003            -0-            -0-            -0-            -0-          ------              -0-
Director
Resigned February 2004

     (1) Pursuant to grants of common stock valued at $1.00 per share.

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      As of the year ended July 31, 2004, we have employment contracts with our Chief Executive Officer, Mr. Angelo Chinnici, MD, and our former President, Mr. Philip Drachman. Mr. Chinnici's employment agreement is for a term of one year beginning on January 5, 2004 and initially compensates Mr. Chinnici in the amount of $1,200 per month. Mr. Drachman's interim employment agreement was for a term of two years beginning on March 14, 2004, and compensates Mr. Drachman in the amount of $8,666 per month. We intend to enter into employment and/or consultant agreements with our President, Dr. Mechael Kanovsky, our Chief Technology Officer, Mr. Chaim Justman and our director of new business development, Mr. C.J. Lieberman. Pursuant to their agreements, each executive officer will be required to devote his entire business time to our affairs, subject to certain exceptions.

Compensation of Directors

      All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 15, 2004 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.

                                         Number Of Shares
             Name And Address           Beneficially Owned    Percentage Owned
             ----------------           ------------------    ----------------

Advanced Pharmaceutical, Inc. (1)                3,000,000             12.20%
Angelo Chinnici (1)                                340,000              1.38%
Chaim Justman (1)                                  100,000              0.41%
C.J. Lieberman (1)                                 100,000              0.41%
Chaim Lieberman (1)                              2,705,000             11.00%
Esriel Silberber (1)                            10,000,000             40.67%

All directors and officers as a group              540,000              2.20%

      (1)   The address is 43 West 33rd Street, Suite 405, New York, NY 10001.

      Beneficial ownership is determined in accordance with the rules and regulations of the SEC. The number of shares and the percentage beneficially owned by each individual listed above include shares that are subject to options held by that individual that are immediately exercisable or exercisable within 60 days from the date of this report and the number of shares and the percentage beneficially owned by all officers and directors as a group includes shares subject to options held by all officers and directors as a group that are immediately exercisable or exercisable within 60 days from the date of this report.

Item 12. Certain Relationships and Related Transactions.

      Acquisition of Amazon Biotech, Inc., a Delaware corporation. On February 20, 2004, we acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, we issued 16,000,000 shares of our common stock to the stockholders of Amazon (Delaware) in exchange for all of the outstanding shares of common stock of Amazon (Delaware). Pursuant to the plan of reorganization, 131,250 shares of our common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Philip Drachman, the directors of Amazon (Delaware), were appointed as our new directors.

Item 13. Exhibits.

Exhibit No.       Description
-----------       -----------

2.1 Securities Purchase Agreement and Plan of Reorganization by and among Asyst Corporation, Amazon Biotech, Inc., Silvestre Hutchinson, and the stockholders of Amazon Biotech, Inc., dated as of February 20, 2004. Filed as Exhibit 2.1 to our Amended Current Report on Form 8-K filed on May 11, 2004 and incorporated herein by reference.

3(i).1 Articles of Incorporation. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 19, 1999 and incorporated herein by reference.)

3(i).2 Articles of Amendment to the Articles of Incorporation of Asyst Corporation filed on January 5, 2004 with the State of Utah Division of Corporations & Commercial Code.

3(i).3 Articles of Amendment to the Articles of Incorporation of Asyst Corporation filed on March 10, 2004 with the State of Utah Division of Corporations & Commercial Code.

3(ii) Bylaws. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 19, 1999 and incorporated herein by reference.).

4.1 2004 Stock Compensation Plan. Filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 3, 2004 and incorporated herein by reference.

10.1 Employment Agreement dated January 5, 2004 between Amazon Biotech, Inc. and Dr. Angelo A. Chinnici, M.D.

10.2 Interim Employment Agreement dated March 14, 2004 between Amazon Biotech, Inc. and Philip Drachman.

14.               Code of Business Conduct and Ethics.

31.1              Certification of Angelo Chinnici pursuant to Rule 13a-14(a).

31.2              Certification of Mechael Kanovsky pursuant to Rule 13a-14(a).

32.1 Certification of Angelo Chinnici pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Angelo Chinnici pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected Meyler & Company, LLC, independent accountants, as our auditors for the year ended July 31, 2004.

Audit Fees

      Meyler & Company, LLC, billed us $8,000 in fees for our annual audit for the year ended July 31, 2004, and $2,000 in fees for the review of our quarterly financial statements for that year.

      Mantyla McReynolds, LLC billed us $3,159 in fees for the review of our quarterly financial statements for the year ended July 31, 2004.

      Larry O'Donnell, CPA, P.C., billed us $1,500 in fees for the annual audit of Amazon Biotech, Inc., a private company, and $0 in fees for the review of our quarterly financial statements for the year ended July 31, 2004.

Audit-Related Fees

      We did not pay any fees to Meyler & Company, LLC for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

      We did not pay any fees to Mantyla McReynolds, LLC for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

      We did not pay any fees to Larry O'Donnell, CPA, P.C., for assurance and related services that are not reported under Audit Fees above in 2004 or 2003.

Tax and Other Fees

      We did not pay any fees to Meyler & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal year ending July 31, 2004.

      We did not pay any fees to Mantyla McReynolds, LLC for tax compliance, tax advice, tax planning or other work during our fiscal year ending July 31, 2004.

      We did not pay any fees to Larry O'Donnell, CPA, P.C. for tax compliance, tax advice, tax planning or other work during our fiscal year ending July 31, 2004.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Meyler & Company, LLC and the estimated fees related to these services.

      With respect to the audit of our financial statements as of July 31, 2004 and for the year then ended, none of the hours expended on Meyler & Company, LLC's engagement to audit those financial statements were attributed to work by persons other than Meyler & Company, LLC's full-time, permanent employees.

      With respect to the review of our quarterly financial statements for the year ended July 31, 2004, none of the hours expended on Mantyla McReynolds, LLC's engagement to review those financial statements were attributed to work by persons other than Mantyla McReynolds, LLC's full-time, permanent employees.

      With respect to the audit of the financial statements Amazon Biotech, Inc., a private company, and to review our financial statements for the year ended July 31, 2004, none of the hours expended on Larry O'Donnell, CPA, P.C.'s engagement to audit of the financial statements Amazon Biotech, Inc., a private company, and to review our financial statements for the year ended July 31, 2004, were attributed to work by persons other than Larry O'Donnell, CPA, P.C.'s full-time, permanent employees.

                                   Signatures


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMAZON BIOTECH, INC.


                                             By:   /s/ Angelo Chinnici, M.D.
                                               ---------------------------------
                                                      Angelo Chinnici, M.D.
                                                      Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


Signatures                     Title                                            Date
------------------------------------------------------------------------------------

/s/ Angelo Chinnici, M.D.      Chief Executive Officer, Director       November 12, 2004
-------------------------
Angelo Chinnici, M.D.


/s/ Mechael Kanovsky, Ph.D.    President, Director                     November 12, 2004
---------------------------
Mechael Kanovsky, Ph.D.