Form 10QSB
period 2004-10-31
AMAZON BIOTECH INC
filed 2004-12-20
CIK 1088781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004
                                    ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _______________

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

                               -------------------

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

As of December 17, 2004, 25,180,634 shares of our common stock were outstanding.


Transitional Small Business Disclosure Format: Yes [_]  No [X]

================================================================================

PART 1:           FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                  BALANCE SHEET

                                                                    October 31,
                                                                       2004
                                                                    -----------

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $        --


                             Total Current Assets                            --

OFFICE EQUIPMENT, net of accumulated depreciation of $763                 2,288

INTANGIBLE ASSETS - Production rights                                       300
                                                                    -----------

                                                                    $     2,588
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities
   Demand note payable                                              $    70,000
   Accounts payable                                                       9,702
   Bank overdraft                                                         1,436
   Accrued expenses - officers                                           81,483
   Accrued expenses                                                      25,180
   Loan from officer                                                     64,045
                                                                    -----------
         Total Current Liabilities                                      251,846

Stockholders' Deficiency
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued
        and outstanding 24,640,634 shares                                24,641
   Additional contributed capital                                     7,727,159
   Deficit accumulated during the development stage                  (8,001,058)
                                                                    -----------

    Stockholders' Deficiency                                           (249,258)
                                                                    -----------
                                                                    $     2,588
                                                                    ===========


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)


                             Statement of operations

                                                                         Cumulative
                                                                          Inception
                                                    For the          (October 10, 2002)
                                              Three Months Ended             to
                                               October 31, 2004       October 31, 2004
                                               ----------------       ----------------
ADMINISTRATIVE EXPENSES

   Consulting fees                               $      5,252          $     42,742
   Consulting fees-officers                            53,484               291,184
   Stock based compensation                                               7,483,000
   Other general office expenses                       35,705               183,369
   Depreciation                                           254                   763
                                                 ------------          ------------
           Total Administrative Expenses               94,695             8,001,058
                                                 ------------          ------------

NET LOSS FOR THE PERIOD                          $    (94,695)         $ (8,001,058)
                                                 ============          ============

NET LOSS PER SHARE OF COMMON
   STOCK (basic and
diluted)                                         $      (0.01)         $      (0.76)

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              24,640,634            10,522,150
                                                 ============          ============

There were no operations for the three months ended October 31, 2003.


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                             STATEMENT OF CASH FLOWS

                                                                                           Cumulative
                                                                                            Inception
                                                                      For the          (October 10, 2002)
                                                                Three Months Ended             to
                                                                 October 31, 2004       October 31, 2004
                                                                 ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $   (94,695)             $(8,001,058)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Stock based compensation                                                               7,483,000
     Depreciation expense                                                254                      763
     Operating expenses paid by officer                                                        37,045
   Changes in assets and liabilities:
     Increase in accounts payable                                      2,445                    9,702
     Increase in accrued expenses - officers                          29,284                   81,483
     Increase in accrued expenses                                     17,180                   25,180
                                                                 -----------              -----------
       Net cash used in operating activities                         (45,532)                (363,885)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                                                (3,051)
                                                                 -----------              -----------
       Net cash used in investing activities                                                   (3,051)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                                  43,000                   93,000
   Bank overdraft                                                      1,436                    1,436
   Proceeds from officer loan                                         10,000
   Repayment of officer loan                                          (6,000)
   Sale of common stock                                                                       268,500
                                                                 -----------              -----------
       Net cash provided by financing activities                      44,436                  366,936
                                                                 -----------              -----------
       Net decrease in cash                                           (1,096)
                                                                 -----------              -----------
CASH AT BEGINNING OF PERIOD
                                                                 -----------              -----------
CASH AT END OF PERIOD                                            $                        $
                                                                 ===========              ===========


There were no operations for the three months ended October 31, 2003.


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                       STATEMENT OF CASH FLOWS (CONTINUED)

                                                                                       Cumulative
                                                                                        Inception
                                                                    For the         October 10, 2002
                                                              Three Months Ended           to
                                                               October 31, 2004     October 31, 2004
                                                               ----------------     ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

NON-CASH INVESTING AND FINANCING ACTIVITIES

  Issuance of common stock for production rights                 $                      $      300
                                                                 ==========             ==========
  Capitalization of ASYST liabilities                            $                      $   77,055
                                                                 ==========             ==========

  Recharacterization of ASYST accumulated deficit upon
    reverse merger                                               $                      $  375,997
                                                                 ==========             ==========

  Issuance of common stock for consulting services               $                      $7,483,000
                                                                 ==========             ==========

  Demand note payable paid by officer                            $   23,000             $   23,000
                                                                 ==========             ==========

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2004

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc., formerly ASYST Corporation, annual report on Form 10-KSB for the year ended July 31, 2004.

NOTE B - RELATED PARTY TRANSACTIONS

      Loans payable to officer increased by $23,000 as an officer personally repaid a $23,000 loan received from an individual during the three months ended October 31, 2004. As of October 31, 2004, the amount due is $64,045. The loans are non-interest bearing and have no stated terms of repayment.

NOTE C - SUBSEQUENT EVENTS

      In November 2004, the Company entered into a Securities Purchase Agreement to issue 100,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share. These shares have been paid for but have not been issued.

      On November 3, 2004, the Company authorized the issuance of 540,000 shares of its common stock in connection with consulting agreements entered into with the five members of the Company's Scientific Advisory Board and the CEO of the Company. In November 2004, stock based compensation of $540,000 will be recorded based on $1.00 per share.

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

OUR CORPORATE HISTORY

      On February 20, 2004, Asyst Corporation acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Asyst issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of Asyst common stock were cancelled. Upon the completion of the reorganization, Angelo Chinnici, M.D. and Mechael Kanovsky, Ph.D., the former directors of Amazon Biotech, were appointed as directors of Asyst. On March 10, 2004, Asyst amended its articles of incorporation to change its name to "Amazon Biotech, Inc."

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

LIQUIDITY AND CAPITAL RESOURCES

      We currently have limited working capital with which to satisfy our cash requirements. As of July 31, 2004, we had a working capital deficit of $251,846. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. For the year ended July 31, 2004, we raised approximately $268,500 from the sale of common stock and warrants. In addition, we recently received an equity financing of $50,000, with a commitment for another $150,000. We anticipate that we will need at least $4,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - CHANGES IN SECURITIES

      (a) Effective August 1, 2004, the Company issued an aggregate of 50,000 shares of its common stock in a private placement at $0.93 per share. In addition, the Company issued warrants to purchase an aggregate of 50,000 shares at a strike price of $6.00 per share. The issuance was exempt under Section 4(2) of the Act.

      Effective August 1, 2004, the Company issued 350,000 shares to its chief executive officer for services rendered. The issuance was exempt under Section 4(2) of the Act.

      On November 1, 2004, the Company agreed to issue 100,000 shares of its common stock in a private placement at $0.50 per share. In addition, the Company agreed to issue warrants to purchase an aggregate of 100,000 shares at a strike price of $0.58 per share. The issuance was exempt under Section 4(2) of the Act.


      (b) None.

      (c) None.

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

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS


Item
No.        Description                                               Method of Filing
-----      -----------                                               ----------------
31.1       Certification of Angelo Chinnici, M.D.                    Filed electronically herewith.
           pursuant to Rule 13a-14(a)
31.2       Certification of Mechael Kanovsky, Ph.D.                  Filed electronically herewith.
           pursuant to Rule 13a-14(a)
32.1       Chief Executive Officer Certification pursuant to 18      Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section
           906 of the Sarbanes Oxley Act of 2002
32.2       Chief Financial Officer Certification pursuant to 18      Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section
           906 of the Sarbanes Oxley Act of 2002



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Amazon Biotech, INC.

December 17, 2004                      /s/ Angelo Chinnici, M.D.
                                      ----------------------------------------
                                      Angelo Chinnici, M.D.
                                      Chief Executive Officer
                                      (Principal Executive Officer)

December 17, 2004                      /s/Mechael Kanovsky, Ph.D.
                                      ----------------------------------------
                                      Mechael Kanovsky, Ph.D.
                                      President
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)