Form 10QSB
period 2005-01-31
AMAZON BIOTECH INC
filed 2005-03-17
CIK 1088781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from___________________ to___________________

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

                    Issuer's telephone number: (212) 947-3362

              (Former name, former address and former fiscal year,
                          if changed since last report)

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 16, 2005, 26,060,634 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                  BALANCE SHEET

                                January 31, 2005

                                     ASSETS

OFFICE EQUIPMENT, net of accumulated depreciation of $1,017         $     2,034

INTANGIBLE ASSETS - Production rights                                       300
                                                                    -----------

                                                                    $     2,334

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Bank overdraft                                                   $       878
   Demand note payable                                                   70,000
   Accounts payable                                                      46,475
   Accrued expenses                                                      33,557
   Accrued expenses - officers                                           66,400
   Loan from officer                                                     65,545
                                                                    -----------
         Total Current Liabilities                                      282,855

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued
        and outstanding 25,760,634 shares                                25,561
   Additional contributed capital                                     8,170,039
   Deficit accumulated during the development stage                  (8,476,121)
                                                                    -----------

    Stockholders' Deficiency                                           (280,521)
                                                                    -----------

                                                                    $     2,334
                                                                    ===========

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                            STATEMENTS OF OPERATIONS

                                                                                     Cumulative
                                                                                      Inception
                                              For the Three      For the Six      (October 10, 2002)
                                              Months Ended       Months Ended              to
                                            January 31, 2005   January 31, 2005    January 31, 2005
                                              ------------       ------------       ------------
ADMINISTRATIVE EXPENSES
   Consulting fees                            $     22,700       $     27,952       $     65,442
   Consulting fees-officers                         21,117             74,601            312,301
   Stock based compensation                        343,800            343,800          7,826,800
   Other general office expenses                    87,192            122,897            270,561
   Depreciation                                        254                508              1,017
                                              ------------       ------------       ------------
           Total Administrative Expenses           475,063            569,758          8,476,121
                                              ------------       ------------       ------------

NET LOSS FOR THE PERIOD                       $   (475,063)      $   (569,758)      $ (8,476,121)
                                              ============       ============       ============

NET LOSS PER SHARE OF COMMON
   STOCK (basic and diluted)                  $      (0.02)      $      (0.02)      $      (0.67)
                                              ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                    25,441,953         25,039,104         12,624,785
                                              ============       ============       ============

There were no operations for the six months ended January 31, 2004.

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                                                 Cumulative
                                                                                                 Inception
                                                             For the Three     For the Six   (October 10, 2002)
                                                             Months Ended      Months Ended           to
                                                           January 31, 2005  January 31, 2005  January 31, 2005
                                                             -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                  $  (475,063)      $  (569,758)      $(8,476,121)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Stock based compensation                                    343,800           343,800         7,826,800
     Depreciation expense                                            254               508             1,017
     Operating expenses paid by officer                           37,045
   Changes in assets and liabilities:
     Increase in accounts payable                                 36,773            39,218            46,475
     Increase in accrued expenses                                  8,377            25,557            33,557
     (Decrease) increase in accrued expenses - officers          (15,083)           14,201            66,400
                                                             -----------       -----------       -----------
       Net cash used in operating activities                    (100,942)         (146,474)         (464,827)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                                                       (3,051)
                                                             -----------       -----------       -----------
       Net cash used in investing activities                                                          (3,051)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                                                43,000            93,000
   Bank overdraft                                                   (558)              878               878
   Proceeds from officer loan                                      1,500             1,500            11,500
   Repayment of officer loan                                                                          (6,000)
   Sale of common stock                                          100,000           100,000           368,500
                                                             -----------       -----------       -----------

       Net cash provided by financing activities                 100,942           145,378           467,878
                                                             -----------       -----------       -----------

       Net decrease in cash                                                         (1,096)
                                                             -----------       -----------       -----------

CASH AT BEGINNING OF PERIOD
                                                             -----------       -----------       -----------


CASH AT END OF PERIOD                                        $                 $                 $
                                                             ===========       ===========       ===========

There were no operations for the six months ended January 31, 2004.

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (CONTINUED)



                                                                    Cumulative
                                                                     Inception
                                    For the Three   For the Six      October 10,
                                     Months Ended   Months Ended       2002 to
                                      January 31,   January 31,      January 31,
                                         2005           2005            2005
                                      ---------      ---------      ----------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

   NON-CASH INVESTING AND
FINANCING ACTIVITIES

Issuance of common stock for
   production rights                  $              $              $      300
                                      =========      =========      ==========

Capitalization of ASYST liabilities   $              $              $   77,055
                                      =========      =========      ==========

Recharacterization of ASYST
      accumulated deficit upon
  reverse merger                      $              $              $  375,997
                                      =========      =========      ==========

Issuance of common stock for
      consulting services             $ 343,800      $ 343,800      $7,826,800
                                      =========      =========      ==========

Demand note payable paid by officer   $              $  23,000      $   23,000
                                      =========      =========      ==========

There were no operations for the six months ended January 31, 2004.

                See accompanying notes to financial statements.

                             AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2005

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months and six months ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. (formerly ASYST Corporation) annual report on Form 10-KSB for the year ended July 31, 2004.

NOTE B - RELATED PARTY TRANSACTIONS

      Loans payable to officer increased by $24,500 as an officer personally repaid a $23,000 loan received from an individual during the six months ended January 31, 2005 and loaned the Company $1,500 during the three months ended January 31, 2005. As of January 31, 2005, the amount due is $65,545. The loans are non-interest bearing and have no stated terms of repayment.

NOTE C - ISSUANCE OF COMMON STOCK

      On November 2, 2004 and December 15, 2004, the Company entered into two Securities Purchase Agreements to issue a total of 200,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share, and one warrant to purchase one share of common stock at $0.72 per share. None of the shares have been issued at January 31, 2005, however, all of the shares have been included in the shares outstanding at January 31, 2005.

      On November 3, 2004, the Company authorized the issuance of 540,000 shares of its common stock in connection with consulting agreements entered into with the five members of the Company's Scientific Advisory Board and the CEO of the Company. Stock based compensation of $253,800 was recorded based on $0.47 per share.

      On November 30, 2004, the Company authorized the issuance of 180,000 shares of its common stock upon entering into two consulting agreements of which one of the agreements is with the President of the Company. 20,000 shares of the stock were issued to the President of the Company. Stock based compensation of $90,000 was recorded based on $0.50 per share.

NOTE D - SUBSEQUENT EVENTS

      On February 24, 2005, the Company entered into a Securities Purchase Agreement to issue 200,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share, and one warrant to purchase one share of common stock at $0.72 per share.

      On March 8, 2005, the Company entered into a Securities Purchase Agreement to issue 300,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.13 per share.

ITEM 2 - PLAN OF OPERATION

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

Our Corporate History

      On February 20, 2004, Asyst Corporation acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Asyst issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Pursuant to the plan of reorganization, 131,250 shares of Asyst common stock were cancelled. Upon the completion of the reorganization, the former directors of Amazon Biotech were appointed as directors of Asyst. On March 10, 2004, Asyst amended its articles of incorporation to change its name to "Amazon Biotech, Inc."

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

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of January 31, 2005, we had a working capital deficit of $282,855. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. Since the commencement of our fiscal year, we have raised approximately $350,000 in gross proceeds from the sale of common stock and warrants. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004. We anticipate that we will need at least $3,700,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Amazon Biotech and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - CHANGES IN SECURITIES

      (a)

            1. We incorporate by reference our current report on Form 8-K filed March 15, 2005.

            2. Effective August 1, 2004, we issued an aggregate of 540,000 shares to our chief executive officer and to members of our Scientific Advisory Board for services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

            3. Effective November 30, 2004, we issued an aggregate of 180,000 shares pursuant to two consulting agreements, including 20, 000 shares to our president, for services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

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

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

Item
No.        Description                                                Method of Filing
---        -----------                                                ----------------

31.1       Certification of Angelo Chinnici, M.D. pursuant to         Filed electronically herewith.
           Rule 13a-14(a)

31.2       Certification of Mechael Kanovsky, Ph.D. pursuant to       Filed electronically herewith.
           Rule 13a-14(a)

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


                                     AMAZON BIOTECH, INC.


March 17, 2005                        /s/ Angelo Chinnici, M.D.
                                     -------------------------------------------
                                     Angelo Chinnici, M.D.
                                     Chief Executive Officer
                                     (Principal Executive Officer)

March 17, 2005                        /s/Mechael Kanovsky, Ph.D.
                                     -------------------------------------------
                                     Mechael Kanovsky, Ph.D.
                                     President
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)