Form 10QSB
period 2005-04-30
AMAZON BIOTECH INC
filed 2005-06-14
CIK 1088781

===============================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2005
                                      --------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________


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

As of June 10, 2005, 27,880,634 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes |_|  No  |X|

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS


                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                  BALANCE SHEET

                                                                              April 30,       July 31,
                                                                                2005            2004
                                                                            ------------     -----------
                                                                             (Unaudited)
                                   ASSETS

CURRENT ASSETS
    Cash                                                                    $     53,355     $     1,096
                                                                            ------------     -----------
    Total Current Assets                                                          53,355           1,096

OFFICE EQUIPMENT, net of accumulated depreciation of $1,450
    and $509 at April 30, 2005 and December 31, 2004, respectively                 4,801           2,542

INTANGIBLE ASSETS - Production rights                                                300             300
                                                                            ------------     -----------

    Total Assets                                                            $     58,456     $     3,938
                                                                            ============     ===========



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Demand note payable                                                     $     48,000     $    50,000
    Accounts payable                                                              28,276           7,257
    Accrued expenses                                                              20,365           8,000
    Accrued expenses - officers                                                   19,950          52,199
    Loan from officer                                                             64,045          41,045
                                                                            ------------     -----------
              Total Current Liabilities                                          180,636         158,501

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000 Shares; $0.001 par value;
        issued and outstanding 27,880,634 and 24,640,634 shares
        at April 30, 2005 and July 31, 2004, respectively                         27,881          24,641
   Additional contributed capital                                              8,936,569       7,727,159
   Deficit accumulated during the development stage                           (9,086,630)     (7,906,363)
                                                                            ------------     -----------

   Stockholders' Deficiency                                                     (122,180)       (154,563)
                                                                            ------------     -----------

  Total Liabilities and Stockholders' Deficiency                            $     58,456     $     3,938
                                                                            ============     ===========


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                        For the Period
                                                                                                       October 10, 2002
                                         Three Months Ended             Nine Months Ended                 (Inception)
                                              April 30,                     April 30,                          to
                                  ----------------------------    ------------------------------           April 30,
                                      2005             2004           2005            2004                    2005
                                  -----------     ------------    ------------     -------------          -----------
ADMINISTRATIVE EXPENSES

   Consulting fees                $    13,600     $      2,000    $     41,552     $       2,000         $     79,042
   Consulting fees-officers            47,150          115,453         121,751           115,453              359,451
   Stock based compensation           453,600           42,900         797,400            42,900            8,280,400
   Other general office expenses       95,726           44,985         218,623            44,985              366,287
   Depreciation                           433               45             941                45                1,450
                                  -----------     ------------    ------------     --------------        ------------

   Total Administrative Expenses      610,509          205,383       1,180,267           205,383            9,086,630
                                  -----------     ------------    ------------     -------------         ------------

NET LOSS FOR THE PERIOD           $  (610,509)    $   (205,383)   $ (1,180,267)    $    (205,383)        $ (9,086,630)
                                  ===========     ============    ============     =============         ============

NET LOSS PER COMMON
  SHARE (Basic and diluted)       $     (0.02)    $      (0.05)   $      (0.05)    $       (0.05)        $      (0.63)
                                  ===========     ============    ============     =============         ============

WEIGHTED AVERAGE
   COMMON SHARES OUTSTANDING       27,478,856        3,904,508      25,843,418         3,904,508           14,458,621
                                  ===========     ============    ============     =============         ============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Cumulative
                                                                                                        Inception
                                                                                                    (October 10, 2002)
                                                          For The Nine Months Ended April 30,               to
                                                                 2005               2004              April 30, 2005
                                                            --------------     -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                 $  (1,180,267)      $   (205,383)         $  (9,086,630)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Stock based compensation                                     797,400             42,900              8,280,400
     Depreciation expense                                             941                 45                  1,450
     Operating expenses paid by officer                                                                      37,045
   Changes in assets and liabilities:
     Increase in accounts payable                                  21,019                                    28,276
     Increase in accrued expenses                                  12,365              3,486                 20,365
     (Decrease) increase in accrued expenses - officers           (32,249)                                   19,950
                                                            --------------      ------------          --------------
       Net cash used in operating activities                     (380,791)          (158,952)              (699,144)

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of office equipment                                    (3,200)            (1,051)                (6,251)
                                                            --------------      ------------          --------------
       Net cash used in investing activities                       (3,200)           (1,051)                 (6,251)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                               43,000                                    93,000
   Payments on demand note payable                                (22,000)                                  (22,000)
   Proceeds from officer loan                                       1,500                                    11,500
   Repayment of officer loan                                       (1,500)                                   (7,500)
   Proceeds from issuance of common stock                         415,250            192,000                683,750
                                                            -------------       ------------          --------------

       Net cash provided by financing activities                  436,250            192,000               758,750
                                                            -------------       ------------          --------------

       Net increase in cash                                        52,259             31,997                 53,355
                                                            -------------       ------------          --------------

CASH AT BEGINNING OF PERIOD                                         1,096
                                                            -------------       ------------          --------------

CASH AT END OF PERIOD                                       $      53,355       $     31,997          $      53,355
                                                            =============       ============          -=============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                                                        Cumulative
                                                                                                        Inception
                                                                                                    (October 10, 2002)
                                                          For The Nine Months Ended April 30,               to
                                                                 2005               2004              April 30, 2005
                                                            --------------     -------------          --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   NON-CASH INVESTING AND FINANCING ACTIVITIES

     Issuance of common stock for production rights         $                   $                     $         300
                                                            =============       ============          =============

     Capitalization of ASYST liabilities                    $                   $                     $      77,055
                                                            =============       ============          =============

     Recharacterization of ASYST accumulated deficit
       upon reverse merger                                  $                   $                     $     375,997
                                                            =============       ============          =============

     Issuance of common stock for consulting services       $     797,400       $     42,900          $   8,280,400
                                                            =============       ============          =============

     Demand note payable paid by officer                    $      23,000       $                     $      23,000
                                                            =============       ============          =============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2005


NOTE A - BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months and nine months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. (formerly ASYST Corporation) annual report on Form 10-KSB for the year ended July 31, 2004.

NOTE B - RELATED PARTY TRANSACTIONS

         Loans from officer increased by $24,500 as an officer personally repaid a $23,000 loan received from an individual during the nine months ended April 30, 2005 and loaned the Company $1,500 during the three months ended January 31, 2005. During the three months ended April 30, 2005 the Company repaid the $1,500. As of April 30, 2005, the amount due is $64,045. The loans are non-interest bearing and have no stated terms of repayment.

         During the three months ended April 30, 2005, approximately $97,000 received in the issuance of common stock pursuant to the Securities Purchase Agreements, discussed in Note C, was used for payment of consulting fees to officers. Consulting fees-officers for the nine and three months ended April 30, 2005 amounted to $121,751 and $47,150, respectively. Accrued expenses - officers at April 30, 2005 and December 31, 2004 amounted to $19,950 and $52,199, respectively.

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

         On February 3, 2005, the Company authorized the issuance of 1,500,000 shares of its common stock in connection with a consulting agreement into which the Company entered. Stock based compensation of $420,000 was recorded based on $0.28 per share.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                 April 30, 2005


NOTE C - ISSUANCE OF COMMON STOCK (CONTINUED)

         On February 3, 2005, the Company authorized the issuance of 120,000 shares of its common stock for consulting services, of which 100,000 shares were issued to the President of the Company. Stock based compensation of $33,600 was recorded based on $0.28 per share.

         On February 24, 2005, the Company entered into a Securities Purchase Agreement to issue 200,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share, and one warrant to purchase one share of common stock at $0.72 per share.

         On March 7, 2005, the Company entered into a Securities Purchase Agreement to issue 300,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.13 per share. Costs incurred in the private placement totaling $29,750 have been charged to additional contributed capital.

         On April 20, 2005, the Company entered into a Securities Purchase Agreement to issue 200,000 units at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.13 per share. Costs incurred in the private placement totaling $5,000 have been charged to additional contributed capital. None of the shares have been issued at April 30, 2005, however, all of the shares have been included in the shares outstanding at April 30, 2005.

NOTE D - GOING CONCERN

         As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $9,086,630 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Liquidity and Capital Resources

         We currently have limited working capital with which to satisfy our cash requirements. As of April 30, 2005, we had a working capital deficit of $127,281. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

         We have financed our operations primarily through private sales of equity securities. Since the commencement of our fiscal year, we have raised approximately $415,000 in gross proceeds from the sale of common stock and warrants. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004. We anticipate that we will need at least $3,500,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

                  2. We incorporate by reference our current report on Form 8-K filed April 26, 2005.

                  3. Effective February 3, 2005, we issued an aggregate of 120,000 shares pursuant to two consulting agreements, including 100,000 shares to our president, for services rendered. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

            4. On April 20, 2005, Amazon Biotech closed a private placement for the sale of 200,000 units at a price of $0.50 per unit, each unit consisting of one share of Amazon Biotech common stock and one warrant to purchase one share of common stock at an exercise price of $1.13 per share. Amazon Biotech received $100,000 in gross proceeds from the sale of the units and may receive additional gross proceeds of approximately $226,000 from the exercise of the unit warrants. It is possible that none of the unit warrants will ever be exercised. In connection with the offer and sale of the units, Amazon Biotech relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Amazon Biotech agreed to file a registration statement covering the secondary offering and resale of the shares and the shares underlying the unit warrants issued as part of the units within eighty days of the closing of the sale of the units.

         (b) None.

         (c) None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS

Item
No.      Description                                    Method of Filing
----     -----------                                    ----------------
31.1     Certification of Angelo Chinnici, M.D.         Filed electronically
         pursuant to Rule 13a-14(a)                     herewith.
31.2     Certification of Mechael Kanovsky, Ph.D.       Filed electronically
         pursuant to Rule 13a-14(a)                     herewith.
32.1     Chief Executive Officer Certification          Filed electronically
         pursuant to 18 U.S.C. ss. 1350 adopted         herewith.
         pursuant to Section 906 of the Sarbanes
         Oxley Act of 2002
32.2     Chief Financial Officer Certification          Filed electronically
         pursuant to 18 U.S.C. ss. 1350 adopted         herewith.
         pursuant to Section 906 of the Sarbanes
         Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMAZON BIOTECH, INC.


June 14, 2005                             /s/ Angelo Chinnici, M.D.
                                          --------------------------
                                          Angelo Chinnici, M.D.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

June 14, 2005                             /s/Mechael Kanovsky, Ph.D.
                                          ---------------------------
                                          Mechael Kanovsky, Ph.D.
                                          President
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)