Form 10KSB
period 2005-07-31
AMAZON BIOTECH INC
filed 2005-11-15
CIK 1088781

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended July 31, 2005

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

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for the most recent fiscal year were $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $6,093,190 as of November 14, 2005. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 10,270,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of November 14, 2005, 30,580,634 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference:      None.

      Transitional Small Business Disclosure Format:  No.

                                     PART I

Item 1.   Description of Business

Our Company

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

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

Background Information

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

Industry Overview

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

Our Products

      HIV/AIDS Drug - AMZ 0026

      We own the rights to a new HIV/AIDS drug known as "AMZ 0026", a naturally derived pharmaceutical drug compound made up on plant substances. The FDA has given this drug an IND status and has approved it for Phase I/II clinical studies. We believe that this is the first case of an IND being given to a plant pharmaceutical drug specifically for HIV/AIDS, and we believe that this is a function of the FDAs need to rapidly expedite potential drugs for this clinical area. AMZ 0026 was developed by a group of scientists after more than 15 years of intense research. Many users of AMZ 0026 have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

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

      We are currently designing a protocol for our Phase I/II clinical trials which we expect to begin in 2006.

      We believe that we are the only company in the HIV/AIDS market with a natural potential immune modulator HIV/AIDS drug. In addition, we believe that there are only five (5) known immune modulators drugs at the development stage for HIV/AIDS Phase I/II clinical trials.

      Currently, we are working on a New Drug Approval, or NDA, for AMZ 0026 and expect to enter into a joint venture with a large pharmaceutical company to conduct our Phase III trials, or follow the FDA "Fast Track" program to market. The FDA's fast track program is intended to facilitate the development and expedite the review of drug candidates intended for the treatment of serious or life-threatening diseases and that demonstrate the potential to address unmet medical needs for these conditions. Under this program, the FDA can, for example, review portions of an NDA for a fast track product before the entire application is complete, thus potentially beginning the review process at an earlier time. AMZ 0026 may be eligible for fast track designation, and we may seek to have some of our current or future drug candidates designated as fast track products, with the goal of reducing the development and review time.

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

      Hair Growth Product - AMZ HG 001

      In addition to our HIV/AIDS drug, we own the rights to a natural hair growth product known as "AMZ HG001," which contains proprietary herbal ingredients. A double blind study is planned for this product during 2006/2007. We intend to market our hair growth product in the U.S. and abroad utilizing a Fortune 1000 marketing company.

Intellectual Property Rights

      We intend to protect the intellectual property rights of our products by obtaining U.S. and foreign patents. Currently, we have U.S. Patent Applications, or patents pending, regarding a Herbal Composition and Method of Treating HIV Infection and a composition use for Hair Growth.

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

Competition

      As of the date of this annual report, our primary focus is the development of our HIV/AIDS drug. There are many commercially available products for HIV/AIDS disease, and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. We believe that our product will compete with other available products based primarily on the following:

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

      The HIV/AIDS competitive landscape is becoming more crowded and complicated as treatment trends continue to evolve. A growing number of anti-HIV drugs are currently sold or are in advance stages of clinical development. We are aware of at least 25 branded drugs available in the U.S. The companies producing these drugs include Pfizer, Merck, Boehringer-Ingelheim and Abbott Laboratories. In addition, many of the companies are in the process of launching formulations of existing drugs now indicated by the FDA for once-daily oral dosing.

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

      Other Immune Modulators in Development for HIV/AIDS

      We believe that our AMZ 0026 drug acts as an immune modulator drug. Such drugs act by strengthening the immune response of people infected. Including our company, we believe that currently there are only five other companies developing Immune Modulator drugs for use with HIV/AIDS and at Phase I/II clinical trials. The other five companies are briefly described below.

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

Employees

      As of July 31, 2005, we had a total of 6 employees, none of which are full-time employees. Of these employees, one is involved in business development, 3 in research and development and 2 in finance. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

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

      We are a development stage company that has not had operating revenues for many years. Our plans and businesses are "proposed" and "intended" but we may not be able to successfully implement them. Our primary business purpose is to develop and market pharmaceuticals. As of the date of this annual report, we have two drug candidates, AMZ 0026, and AMZ HG001; however, the FDA has not approved either drug for sale in the United States. In addition, we have not earned revenues and have incurred losses since our incorporation. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

Any projections used in this prospectus may not be accurate.

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

      We currently have insufficient funds to operate our business according to our proposed business plan. In addition, if unanticipated expenses, problems, and difficulties occur which result in material delays in the development of our products, we will not be able to operate within our budget. If we do not operate within our budget, we will require additional funds to continue our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition, and results of operations. If we need additional funds, we may seek to obtain them primarily through stock or debt financings. Those additional financings could result in dilution to our stockholders.

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

      The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

      o     Investigational New Drug status of AMZ 0026; and

      o     AMZ 0026 Approved for Phase I/II studies by the FDA.

      o A double blind study for our natural hair growth product, AMZ HG001, is planned for 2006/2007.

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

      Our success largely depends on the skills, experience and efforts of our senior management, particularly our President, Mechael Kanovsky, Ph.D., our Chief Financial Officer, Simcha Edell, our Scientific Director, Arthur Englard, M.D., and our Chief Technology Officer, Chaim Justman. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

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

      These broad market fluctuations may adversely affect the ability of a stockholder to dispose of the common stock purchased in this offering at a price equal to or above the price at which the common stock was purchased. In addition, in the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could materially adversely affect our business, financial condition and results of operations.

Because stock ownership is concentrated, you and other investors will have minimal influence on stockholders' decisions.

      Assuming that issued and outstanding warrants and options for our common stock have not been exercised, three of our significant shareholders own approximately 51% of our outstanding common stock as of November 1, 2005. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our significant shareholders control the company.

      Three of our significant shareholders directly or beneficially own approximately 15,705,000 shares or approximately 51% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

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

Item 2.  Description of Property

      At present, we do not own any property. Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We have a month-to-month lease for our New York office for which we pay approximately $1,000/month. We have an eighteen-month lease for our Israel office at a monthly rent of $1,843. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space for lease in both Israel and the United States on terms acceptable to us.

Item 3.  Legal Proceedings

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Our common stock trades on the OTC Bulletin Board under the symbol "AMZB." The following table shows the high and low bid prices for our common stock for each quarter since August 1, 2003 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide 3-for 1 stock split which was effected in December, 2003 and for the 1-for-8 reverse stock split which was effected in February, 2004. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

August 1, 2004 to July 31, 2005 (OTC Bulletin Board)        High Bid    Low Bid
--------------------------------------------------------------------------------
First quarter                         $   4.00           $   0.50
Second quarter                            1.50               0.40
Third quarter                             2.04               0.18
Fourth quarter                            0.80               0.19

August 1, 2003 to July 31, 2004 (OTC Bulletin Board)        High Bid    Low Bid
--------------------------------------------------------------------------------
First quarter                         $   0.27          $    0.03
Second quarter                           48.00               0.13
Third quarter                            48.00               5.50
Fourth quarter                            5.85               4.00

      As of November 14, 2005, there were approximately 743 record holders of our common stock.

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

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 31, 2005:

                                                 (a)                     (b)                          (c)
-------------------------------------    --------------------    ----------------------     ------------------------
Plan Category                                 Number of            Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                             issued upon         outstanding options,         for future issuance
                                             exercise of          warrants and rights            under equity
                                             outstanding                                      compensation plans
                                          options, warrants                                  (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved                   --                      $--                       --
by security holders
Equity compensation plans not                        --                       --                   10,000(1)
approved by security holders (1)(2)                                                             1,450,000(2)
Total                                                --                      $--                   1,460,000

      (1) Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan. The purpose of our Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 5,500,000 shares, subject to adjustment, and to date, we have issued 5,490,000 shares.

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

      (2) Amazon Biotech, Inc. 2005 Stock Incentive Plan. The purpose of our 2005 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares, subject to adjustment, and to date, we have issued 1,550,000 shares.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

General

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

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

Plan of Operation

      Once we receive sufficient operating capital, our plan is to begin Phase I and Phase II clinical trials of our AMZ 0026 drug and later to conduct a double blind study of our natural hair growth product know as AMZ HG001.

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

      In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to eight and to purchase additional laboratory equipment with a portion of any capital proceeds.

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of July 31, 2005, we had a working capital deficit of $440,718. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

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

Item 7.  Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm                      F-1
Balance Sheets                                                               F-2
Statements of Operations                                                     F-3
Statements of Cash Flows                                                     F-4
Statement of Stockholders' Deficiency                                        F-6
Notes to Financial Statements                                                F-8

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748




              Report of Independent Registered Public Accounting Firm



Board of Directors
Amazon Biotech, Inc.
New York, NY


We have audited the accompanying balance sheets of Amazon Biotech, Inc., (a Utah corporation in the development stage) as of July 31, 2005 and 2004 and the related statements of operations, stockholders' deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Biotech, Inc. as of July 31, 2005 and 2004 and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred net losses since inception of $9,822,630 and has no significant assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are more fully described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       Meyler & Company, LLC


Middletown, NJ
September 21, 2005

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                 BALANCE SHEETS

                                                                                 July 31,
                                                                        --------------------------
                                                                            2005          2004
                                                                        -----------    -----------
                                     ASSETS
CURRENT ASSETS
    Cash                                                                $       696    $     1,096
                                                                        -----------    -----------
         Total Current Assets                                                   696          1,096

OFFICE EQUIPMENT, net of accumulated depreciation of $2,055
   and $509, respectively                                                     5,232          2,542

INTANGIBLE ASSETS - Production rights                                           300            300
                                                                        -----------    -----------

          Total Assets                                                  $     6,228    $     3,938
                                                                        ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Demand note payable                                                  $    53,000    $    50,000
   Accounts payable                                                          65,852          7,257
   Accrued consulting fees-officers                                          46,750         52,199
   Accrued payroll taxes                                                     71,001
   Accrued expenses                                                          36,766          8,000
   Loan from officer                                                         68,045         41,045
   Deposit to acquire common stock                                          100,000
                                                                        -----------    -----------
         Total Current Liabilities                                          441,414        158,501

STOCKHOLDERS' DEFICIENCY
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued and outstanding
       29,240,634 and 24,640,634 shares, respectively                        29,241         24,641
   Additional contributed capital                                         9,358,203      7,727,159
   Deficit accumulated during the development stage                      (9,822,630)    (7,906,363)
                                                                        -----------    -----------

    Stockholders' Deficiency                                               (435,186)      (154,563)
                                                                        -----------    -----------

          Total Liabilities and Stockholders' Deficiency                $     6,228    $     3,938
                                                                        ===========    ===========

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                            STATEMENTS OF OPERATIONS

                                                                                     Cumulative
                                                                                     Inception
                                                For the Years Ended July 31,     (October 10, 2002)
                                              -------------------------------            to
                                                  2005               2004           July 31, 2005
                                              ------------       ------------       ------------
ADMINISTRATIVE EXPENSES
   Stock based compensation                   $    230,500       $    340,000       $    570,500
   Stock issued for services                     1,084,894          7,143,000          8,227,894
   Consulting fees                                  29,400             37,490             66,890
   Consulting fees-officers                        167,401            237,700            405,101
   Other general office expenses                   402,526            147,664            550,190
   Depreciation                                      1,546                509              2,055
                                              ------------       ------------       ------------
           Total Administrative Expenses         1,916,267          7,906,363          9,822,630
                                              ------------       ------------       ------------

NET LOSS                                      $ (1,916,267)      $ (7,906,363)      $ (9,822,630)
                                              ============       ============       ============

NET LOSS PER SHARE OF COMMON STOCK
   (basic and diluted)                        $      (0.07)      $      (0.82)      $      (0.62)
                                              ============       ============       ============

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           26,316,168          9,606,191         15,944,559
                                              ============       ============       ============

See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                            STATEMENTS OF CASH FLOWS

                                                                                          Cumulative
                                                                                           Inception
                                                       For the Years Ended July 31,    (October 10, 2002)
                                                      -----------------------------            to
                                                          2005             2004          July 31, 2005
                                                      -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $(1,916,267)      $(7,906,363)      $(9,822,630)
   Stock based compensation                               230,500           340,000           570,500
   Stock issued for services                            1,084,894         7,143,000         8,227,894
   Depreciation expense                                     1,546               509             2,055
   Operating expenses paid by officer                                        37,045            37,045
   Changes in assets and liabilities:
     Increase in accounts payable                          58,595             7,257            65,852
     Increase (decrease) in accrued consulting
        fees -officers                                     (5,449)           52,199            46,750
     Increase in accrued payroll taxes                     71,001                              71,001
     Increase in accrued expenses                          28,766             8,000            36,766
                                                      -----------       -----------       -----------
       Net cash used in operating activities             (446,414)         (318,353)         (764,767)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                            (4,236)           (3,051)           (7,287)
                                                      -----------       -----------       -----------
       Net cash used in investing activities               (4,236)           (3,051)           (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                       48,000            50,000            98,000
   Payments on demand note payable                        (22,000)                            (22,000)
   Proceeds from loan from officer                          5,500            10,000            15,500
   Payments on loan from officer                           (1,500)           (6,000)           (7,500)
   Proceeds from deposit to acquire stock                 100,000                             100,000
   Proceeds from issuance of common stock                 320,250           268,500           588,750
                                                      -----------       -----------       -----------

       Net cash provided by financing activities          450,250           322,500           772,750
                                                      -----------       -----------       -----------

       Net increase (decrease) in cash                       (400)            1,096               696

CASH AT BEGINNING OF PERIOD                                 1,096
                                                      -----------       -----------       -----------


CASH AT END OF PERIOD                                 $       696       $     1,096       $       696
                                                      ===========       ===========       ===========

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                Cumulative
                                                                                                 Inception
                                                            For the Years Ended July 31,     (October 10, 2002)
                                                             --------------------------             to
                                                                 2005           2004          July 31, 2005
                                                             ----------      ----------         ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights            $               $      300         $      300
                                                             ==========      ==========         ==========

   Capitalization of ASYST liabilities                       $               $   77,055         $   77,055
                                                             ==========      ==========         ==========

   Recharacterization of ASYST accumulated deficit upon
       reverse merger                                        $               $  375,997         $  375,997
                                                             ==========      ==========         ==========

   Issuance of common stock for consulting services          $               $7,483,000         $7,483,000
                                                             ==========      ==========         ==========

   Demand note payable paid by officer                       $   23,000                         $   23,000
                                                             ==========      ==========         ==========

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                                  July 31, 2005




                                                   Preferred Stock              Common Stock            Additional
                                           ---------------------------  ----------------------------   Contributed      Accumulated
                                               Shares        Amount       Shares           Amount         Capital         Deficit
                                           ------------   ------------  ------------    ------------   ------------    ------------
Balance at July 31, 2003                                                     449,072    $        449   $    298,493    $   (353,048)
ASYST pre-acquisition net loss                                                                                              (26,036)
December 10, 2001- 3 for 1 split                                             898,144             898           (898)
February 12, 2004- 8 for 1 reverse split                                  (1,178,332)         (1,178)         1,178
Recharacterize accumulated deficit
   upon merger                                                                                             (375,697)        379,084
Capitalization of ASYST liabilities                                                                          77,055
Cancellation of ASYST shares                                                (131,250)           (131)           131
                                           ------------   ------------  ------------    ------------   ------------    ------------

Balance prior to merger                                                       37,634              38            262
Exchange of 16,000,000 shares of
   ASYST for Amazon Biotech, Inc.                                         16,000,000          16,000        (16,000)
Issuance of 4,290,000 shares for
   consulting services valued at $1.00
   per share                                                               4,290,000           4,290      4,285,710
Proceeds from issuance of 750,000
   shares at $.0027 per share                                                750,000             750          1,250
Proceeds from issuance of 200,000
   shares at $0.50 per share                                                 200,000             200         99,800
Proceeds from issuance of 120,000
   shares at $1.00 per share                                                 120,000             120        119,880
Proceeds from issuance of 50,000
   shares at $0.93 per share                                                  50,000              50         46,450
Issuance of 1,993,000 shares for
   consulting services valued at $1.00
   per share                                                               1,993,000           1,993      1,991,007
Issuance of 1,200,000 shares for
   consulting services valued at $1.00
   per share                                                               1,200,000           1,200      1,198,800


Net Loss for the year ended July 31, 2004
                                           ------------   ------------  ------------    ------------   ------------    ------------
Balance at July 31, 2004                                                  24,640,634    $     24,641   $  7,727,159    $
                                           ============   ============  ============    ============   ============    ============

                                            Income (Deficit)
                                             Accumulated
                                             During  the        Total
                                              Development    Stockholders'
                                                Stage         Deficiency
                                             ------------    ------------
Balance at July 31, 2003                     $      3,087   $     (51,019)
ASYST pre-acquisition net loss                                    (26,036)
December 10, 2001- 3 for 1 split
February 12, 2004- 8 for 1 reverse split
Recharacterize accumulated deficit
   upon merger                                     (3,087)            300
Capitalization of ASYST liabilities                                77,055
Cancellation of ASYST shares
                                             ------------    ------------

Balance prior to merger                                               300
Exchange of 16,000,000 shares of
   ASYST for Amazon Biotech, Inc.
Issuance of 4,290,000 shares for
   consulting services valued at $1.00
   per share                                                    4,290,000
Proceeds from issuance of 750,000
   shares at $.0027 per share                                       2,000
Proceeds from issuance of 200,000
   shares at $0.50 per share                                      100,000
Proceeds from issuance of 120,000
   shares at $1.00 per share                                      120,000
Proceeds from issuance of 50,000
   shares at $0.93 per share                                       46,500
Issuance of 1,993,000 shares for
   consulting services valued at $1.00
   per share                                                    1,993,000
Issuance of 1,200,000 shares for
   consulting services valued at $1.00
   per share                                                    1,200,000


Net Loss for the year ended July 31, 2004      (7,906,363)     (7,906,363)
                                             ------------    ------------
Balance at July 31, 2004                     $ (7,906,363)   $   (154,563)
                                             ============    ============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                STATEMENT OF STOCKHOLDERS' DEFICIENCY (CONTINUED)
                                  July 31, 2005



                                                           Preferred Stock               Common Stock             Additional
                                                   ---------------------------   ----------------------------    Contributed
                                                       Shares        Amount        Shares           Amount          Capital
                                                   ------------   ------------   ------------    ------------    ------------
Proceeds from issuance of 100,000 shares at
   $0.50 per share                                                                    100,000    $        100    $    49,9000
Issuance of 540,000 shares for services valued
   at $0.47 per share                                                                 540,000             540         253,260
Issuance of 180,000 shares for services valued
   at $0.50 per share                                                                 180,000             180          89,820
Proceeds from issuance of 100,000 shares at
   $0.50 per share                                                                    100,000             100         49,9000
Issuance of 1,500,000 shares for services valued
   at $0.28 per share                                                               1,500,000           1,500         418,500
Issuance of 120,000 shares for services valued
   at $0.28 per share                                                                 120,000             120          33,480
Proceeds from issuance of 200,000 shares at
   $0.50 per share                                                                    200,000             200          99,800
Proceeds from issuance of 300,000 shares at
   $0.50 per share                                                                    300,000             300         149,700
Costs incurred in private placement                                                                                   (29,750)
Issuance of 125,000 common stock warrants                                                                              77,494
Issuance of 10,000 shares for services valued
   at $0.65 per share                                                                  10,000              10           6,490
Issuance of 1,550,000 shares for services valued
   at $0.28 per share                                                               1,550,000           1,550         432,450


Net Loss for the year ended July 31, 2005
                                                   ------------   ------------   ------------    ------------    ------------
Balance at July 31, 2005                                          $                29,240,634    $     29,241    $  9,358,203
                                                   ============   ============     ==========    ============    ============


                                                                 Income (Deficit)
                                                                   Accumulated
                                                                   During  the         Total
                                                    Accumulated     Development    Stockholders'
                                                      Deficit         Stage         Deficiency
                                                   ------------    ------------    ------------
Proceeds from issuance of 100,000 shares at
   $0.50 per share                                                                 $     50,000
Issuance of 540,000 shares for services valued
   at $0.47 per share                                                                   253,800
Issuance of 180,000 shares for services valued
   at $0.50 per share                                                                    90,000
Proceeds from issuance of 100,000 shares at
   $0.50 per share                                                                       50,000
Issuance of 1,500,000 shares for services valued
   at $0.28 per share                                                                   420,000
Issuance of 120,000 shares for services valued
   at $0.28 per share                                                                    33,600
Proceeds from issuance of 200,000 shares at
   $0.50 per share                                                                      100,000
Proceeds from issuance of 300,000 shares at
   $0.50 per share                                                                      150,000
Costs incurred in private placement                                                     (29,750)
Issuance of 125,000 common stock warrants                                                77,494
Issuance of 10,000 shares for services valued
   at $0.65 per share                                                                     6,500
Issuance of 1,550,000 shares for services valued
   at $0.28 per share                                                                   434,000


Net Loss for the year ended July 31, 2005                            (1,916,267)     (1,916,267)
                                                   ------------    ------------    ------------
Balance at July 31, 2005                           $               $ (9,822,630)   $   (435,186)
                                                   ============    ============    ============


                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

Amazon Biotech, Inc. (the "Company"), a Utah corporation, is a development stage company and has had no operating revenue to date. The Company has developed a product called AMZ 0026, which has an FDA approved IND procedure for Phase I/II clinical studies for HIV/AIDS. This product was developed by a group of scientists after more than 15 years of research and a significant investment. Amazon Biotech, Inc. was initially incorporated in the state of Delaware on October, 10, 2002 as Healthy Cholesterol, Inc. The Company changed its name to Amazon Biotech, Inc. on May 15, 2003. The Company had no activity prior to July 31, 2003.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at July 31, 2005 or 2004.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At July 31, 2005, the Company has net operating loss carryforwards for tax purposes of approximately $5,306,000 which expire in 2024. Since the Company has generated operating losses since inception, a deferred tax asset of approximately $1,857,000 has been offset by a valuation allowance of $1,857,000.

Net Loss Per Common Share

The Company computes per share amounts in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (EPS"). SFAS No. 128 requires presentation of basic and diluted EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Intangible Assets (Continued)

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

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25") and related interpretations with pro

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation (Continued)

forma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. The Company accounts for employee stock based compensation in accordance with the provisions of APB 25. For non-employee options and warrants, the company uses the fair value method as prescribed in SFAS 123. The FASB has issued SFAS No. 123(R) effective for periods beginning after June 15, 2005. SFAS No. 123(R) states that share-based payment liabilities incurred to employees must be measured at fair value and must be recorded as expense.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has had no sales revenues, has incurred net losses since inception of $9,822,630 and has no significant assets at July 31, 2005. The Company is seeking to raise capital through private placements. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital.

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

NOTE C - COMMON STOCK

On February 23, 2004, the Company issued 750,000 shares of its common stock to an investor for $2,000 or $0.0027 per share.

In connection with a private placement on April 25, 2004, the Company issued 200,000 shares of its common stock and 100,000 common stock warrants at $6.00 per share at $0.50 per share, realizing $100,000. Each warrant is entitled to purchase one share of common stock.

On March 3, 2004, the Company issued 4,290,000 shares under an S-8 Filing with the Securities and Exchange Commission to consultants at $1.00 per share. The aggregate remuneration of $4,290,000 has been recorded as stock based compensation expense in the current year.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005

NOTE C - COMMON STOCK (CONTINUED)

The Company at various dates under a revised private placement plan sold 120,000 shares of its common stock and 120,000 warrants at $6.00 per share to investors at $1.00 per share, realizing $120,000. Each warrant is entitled to purchase one share of common stock.

The Company under a revised private placement plan sold 50,000 shares on June 25, 2004 of its common stock and 50,000 warrants at $6.00 per share to investors at $0.93 per share, realizing $46,500. Each warrant is entitled to purchase one share of common stock.

On June 1, 2004, the Company issued 1,200,000 shares to consultants at $1.00 per share recording stock based compensation of $1,200,000. Under the agreement with the consultants, the Company is required to register these shares under an S-8 Filing.

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

                                  July 31, 2005


NOTE C - COMMON STOCK (CONTINUED)

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

On May 5, 2005, the Company issued 10,000 shares of its common stock to consultants for $0.65 per share recording stock based compensation of $6,500.

On July 29, 2005, the Company issued 1,550,000 shares of its common stock for consulting services to officers of the Company and a member of its Scientific Advisory Board, at $0.28 per share recording stock based compensation of $434,000.

NOTE D - OFFICE EQUIPMENT

Office equipment is comprised of the following at July 31,

                                              2005       2004
                                            -------    -------
            Computer equipment              $ 7,287    $ 3,051
            Less accumulated depreciation    (2,055)      (509)
                                            -------    -------

            Office equipment, net           $ 5,232    $ 2,542
                                            =======    =======

Depreciation expense for the years ended July 31, 2005 and 2004 and cumulative inception (October 10, 2002) to July 31, 2005 amounted to $1,546, $509 and $2,055, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

Loan from officer represents expenses paid on behalf of the company in the amounts of $37,045 and $0, and working capital loans to the Company in the amounts of $27,000 and $10,000 during the years ended July 31, 2005 and 2004, respectively. During the year ended July 31, 2004, $6,000 was repaid. These loans at July 31, 2005 and 2004 amounting to $68,045 and $41,045, respectively, are non-interest bearing and have no stated terms of repayment.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005


NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

Stock based compensation includes $811,400 and $640,000 for 2,390,000 and 640,000 shares of common stock issued to officers of the Company and members of its Scientific Advisory Board for consulting services during the years ended July 31, 2005 and 2004, respectively.

Consulting fees-officers includes $49,500 recorded as an expense in the year ended July 31, 2004 for services performed during the period February through July of 2003.

NOTE F - DEPOSIT TO ACQUIRE STOCK

Deposit to acquire stock of $100,000 at July 31, 2005, represents cash received pursuant to a Securities Purchase Agreement for 200,000 units of the Company's common stock. Each unit, costing $.50, consists of one share of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.13 per share. To date, the purchaser has not returned the signed agreement to acquire the stock. The deposit is non-interest bearing.

NOTE G - RENT

The Company maintains its corporate office in New York on a month to month basis and commenced accruing monthly rent of $750 to an affiliated company beginning January 2005. Rent expense amounted to $5,250 for the year ended July 31, 2005 and cumulative inception (October 10, 2002) to July 31, 2005.

The Company also maintains office space in Israel and pays approximately $1,843 per month, including utilities. This lease expired in September 2005. Rent expense for the years ended July 31, 2005 and 2004, and cumulative inception (October 10, 2002) to July 31, 2005 amounted to $25,113, $22,113 and $47,226, respectively.

NOTE H - STOCK WARRANTS

During the year ended July 31, 2004, the Company issued stock warrants to purchase 270,000 shares of common stock in connection with the private placement of the Company's common stock. The stock warrants have an exercise price of $6.00 per share and expire five years from the date of issuance. No compensation expense has been recorded in connection with these stock warrants.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005


NOTE H - STOCK WARRANTS (CONTINUED)

During the year ended July 31, 2005, the Company issued stock warrants to purchase 400,000 shares of common stock in connection with the private placement of the Company's common stock. The stock warrants have an exercise price of $.58 per share and expire five years from the date of issuance. Upon the exercise of the warrants, the Company will issue additional stock warrants to purchase an additional 400,000 shares of the Company's common stock. These additional stock warrants have an exercise price of $.72 per share and expire five years from the date of issuance. No compensation expense has been recorded in connection with these stock warrants.

In December 2004, the Company issued stock warrants to purchase 50,000 shares of common stock to an individual who loaned funds to the Company. The stock warrants have an exercise price of $6.00 per share and expire in December 2009. No compensation expense has been recorded in connection with these stock warrants.

In March 2005, the Company issued stock warrants to purchase 300,000 shares of common stock in connection with the private placement of the Company's common stock. The stock warrants have an exercise price of $1.13 per share and expire in March 2010. No compensation expense has been recorded in connection with these stock warrants.

In March 2005, the Company issued stock warrants to purchase 125,000 shares of common stock for consulting services. The stock warrants have an exercise price of $1.13 per share and expire in March 2010. Compensation expense of $77,494 was recorded in connection with these stock warrants.

Assumptions used to value stock warrants issued to outside consultants to the Company are as follows:

                                     For the Year Ended
                                           July 31,
                                -----------------------------
                                       2005      2004
                                       ----      ----

Annual dividend                         No       No
Volatility                             .1%      .1%
Risk free interest rate                 5%       5%
Expected life-years                     5        5

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2005


NOTE H - STOCK WARRANTS (CONTINUED)

The following table summarizes transactions in stock warrants through July 31, 2005:



                                            Weighted




 Weighted
                                              Average                   Average
                                             Exercise     Warrants      Exercise
                               Warrants        Price    Exercisable      Price
                               ---------     ---------   ---------     ---------
Granted                          270,000         $6.00     270,000       $6.00
Exercised
Cancelled
                               ---------                 ---------
Balance at July 31, 2004         270,000         6.00      270,000       6.00
Granted                        1,275,000         1.02      875,000       1.16
Exercised
Cancelled
                                -------                   -------
Balance at July 31, 2005       1,545,000         1.89    1,145,000       2.30
                               =========                 =========

As of July 31, 2005, there were 1,545,000 common stock warrants outstanding with a weighted average remaining life of 4.33 years and a weighted average price of $1.89.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has long-term employment and consulting agreements with three officers of the Company. The agreements call for annual compensation between $31,200 and $99,000 and expire in March 2006. The agreements also include awards of the Company's common stock upon the achievement of financial targets and the achievement of projected phases in the development of the product. Future minimum consulting fees for the year ending July 31, 2006 amount to $79,075.

NOTE J - SUBSEQUENT EVENT

On August 18, 2005, the Company issued 750,000 shares of common stock to a consultant for services rendered at $0.17 per share or $127,500.

NOTE K - RECLASSIFICATIONS

Certain amounts in the July 31, 2004 financial statements have been reclassified to conform to the presentation in the July 31, 2005 financial statements.

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

Item 8A. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

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

Item 8B.  Other Information.

      None.

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

Name                         Age          Position
--------------------------------------------------------------------------------
Angelo Chinnici, MD (1)       51          Director, Chief Executive Officer

Mechael Kanovsky              42          Director, President

Simcha Edell                  50          Chief Financial Officer, Director

Chaim Justman                 26          Chief Technology Officer
--------------------------------------------------------------------------------

(1) Dr. Chinnici resigned as our Chief Executive Officer and Director on September 12, 2005

      Angelo Chinnici, M.D. was our Chief Executive Officer and one of our directors until his resignation on September 12, 2005. Dr. Chinnici qualified in Internal Medicine at the University of Genoa - School of Medicine and Surgery (in the days before one could specialist in AIDS). He has been in clinical practice for over 20 years, and been affiliated with Meridian Healthcare and the University of Medicine and Dentistry of New Jersey for over 15 years. His affiliation with the Meridian Healthcare has given him the opportunity to be involved with a vast number of HIV infected patients and be involved with the day to day management of opportunistic infections and viral-load evaluations.

      Mechael Kanovsky, Ph.D. has served as our President and as a director since November 2004. Dr. Kanovsky worked as a research scientist with the Department of Pathology at the Brooklyn VA Hospital and at State University of New York from 1999 through 2003. While there, his major focus was developing novel therapeutic peptides for the treatment of pancreatic cancer. Prior to associating with our company, Dr. Kanovsky was a consultant for Marantech Corp., Rhode Island helping to develop a cancer screening test. Dr. Kanovsky obtained his Ph.D. in Molecular Biology from Mount Sinai School of Medicine, New York.

      Simcha Edell, MBA was appointed as our Chief Financial Officer in July 2005 and began serving as a director in September 2005. Prior to joining our company, Mr. Edell was the head of finance and business development at SightLine Technologies, Inc. from 1999 to 2003. Mr. Edell holds a Bachelor of Commerce from the University of Toronto and an MBA from York University.

      Chaim Justman has served as our Chief Technology Officer and our Corporate Secretary since March 2004. Mr. Justman has worked for the last five years as a project manager and software consultant for several technology start-up companies including Justco Software and Virtual Cities. He holds a Bachelor of Science Degree in Management Information Systems from Touro College (New York).

Audit Committee

      We do not have an audit committee at this time.

Scientific Advisory Board

      Angelo Chinnici, M.D. Dr. Chinnici has been in clinical practice for over 20 years, and been affiliated with Meridian Healthcare and the University of Medicine and Dentistry of New Jersey for over 15 years. His affiliation with Meridian Healthcare has given him the opportunity to be involved with a vast number of HIV infected patients and be involved with the day to day management of opportunistic infections and viral-load evaluations. Dr. Chinnici qualified in Internal Medicine at the University of Genoa - School of Medicine and Surgery.

      Kathleen K. Casey, M.D., F.A.C.P., F.I.D.S.A. Dr. Casey has over 20 years' experience as an Infectious Disease Specialist. Dr. Casey has been a full-time professor in the Dept. of Medicine at UMDNJ - Robert Wood Johnson Medical School (New Brunswick, NJ). Dr. Casey is also the medical director of the Monmouth County TB Clinic (Freehold, NJ) and the Section Chief of the Infectious Disease Section at the Dept. of Medicine, Jersey Shore University Medical Center (Neptune, NJ).

      Anthony J. Mangia, M.D., F.A.C.P. Dr. Mangia has over 20 years experience as an expert consultant on infectious diseases. Dr. Mangia currently consults to a variety of hospitals and healthcare centers in the New Jersey area including:
St. Francis Hospital, Christ Hospital, Department of Veterans Affairs, Meadowlands Hospital Medical Center, Jersey Medical Center and Greenville Hospital. Since 1991 Dr. Mangia has run a full-time infectious disease practice. Dr. Mangia has been a full time professor on Infectious Disease at Jersey City Medical Center, and Seton Hall.

      Arthur Englard M.D., Ph.D. Dr. Englard is an Assistant Clinical Professor of Medicine at Columbia College of Physicians & Surgeons and a specialist in Immunology and HIV medicine. For 20 years he has been heavily involved in the AIDS Center Program at St. Lukes/Roosevelt Hospital Center (New York) - from Fellow and Research Associate to Assistant Director. Additionally, Dr. Englard runs a private practice in New York City. He has extensive experience working with HIV/AIDS patients and with clinical drug protocols involving AIDS patients.

      Timothy M. Casey, M.D... Dr. Casey is a phytoplant specialist and Dean of Cook College's Department of Ecology, Evolution, & Natural Resources at Rutgers University, The State University of New Jersey (New Brunswick, NJ)

      Jeffrey L. Gilbert, M.D. Dr. Gilbert has extensive clinical experience with HIV drugs and is affiliated with a Nigerian HIV clinic in. Dr. Gilbert has been a consultant to the NY State Department of Health - STD Division for 13 years and has been affiliated with the Einstein College of Medicine in various capacities: assistant clinical professor of Medicine, assistant clinical professor of Ob/Gyn and a member of its CME Advisory Board, for 20 years. He has also served as the Medical Director for the STD Center of Excellence at Montefiore Medical Center and has received the prestigious designation as a "World Health Organization Expert in Human Diseases" including HIV.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2005, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended July 31, 2005 and 2004.

                                          Annual Compensation                          Long-Term Compensation
                                                                                                   Common Shares
                                                                                                     Underlying         All
                                                                                    Restricted        Options          Other
                                                                   Other Annual        Stock          Granted         Compen
    Name and Position       Year        Salary          Bonus      Compensation     Awards ($)       (# Shares)       -sation

Angelo Chinnici, MD           2005            -0-            -0-    $178,900(1)
Chief Executive Officer       2004            -0-            -0-   $354,400 (2)            -0-          ------              -0-
and Director

Mechael Kanovsky              2005            -0-            -0-     $67,500(3)
President and Director        2004            -0-            -0-            -0-            -0-          ------              -0-
As of October 2004

Philip Drachman               2005            -0-            -0-            -0-
Former President              2004            -0-            -0-   $204,000 (4)            -0-          ------              -0-
and Director -
Employment Ended
October 2004

Chaim Justman                 2005            -0-            -0-     $41,000(5)
Chief Technology Officer      2004            -0-            -0-   $146,800 (6)            -0-          ------              -0-
and
Corporate Secretary

Bob Hall                      2005            -0-            -0-            -0-
Former President and,         2004            -0-            -0-            -0-            -0-          ------              -0-
Director
Resigned February 2004

(1) Includes $14,400 paid for services rendered as a consultant and $164,500 pursuant to grants of common stock valued at $0.47 per share

(2) Includes $14,400 paid for services rendered as a consultant and $340,000 pursuant to grants of common stock valued at $1.00 per share.

(3) Includes $29,500 paid for services rendered as a consultant and (i) $10,000 pursuant to grants of common stock valued at $0.50 per share and
      (ii) $28,000 pursuant to grants of common stock valued at $0.28 per share.

(4) Includes $104,000 paid for services rendered as a consultant and $100,000 pursuant to grants of common stock valued at $1.00 per share.

(5)   Includes $41,000 paid for services rendered as a consultant.

(6) Includes $46,800 paid for services rendered as a consultant and $100,000 pursuant to grants of common stock valued at $1.00 per share.


Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      As of the year ended July 31, 2005, we had an employment contract with our Chief Executive Officer, Mr. Angelo Chinnici, MD. Mr. Chinnici's employment agreement is for a term of one year beginning on January 5, 2004 and initially compensates Mr. Chinnici in the amount of $1,200 per month. We have entered into employment and/or consultant agreements with our President, Dr. Mechael Kanovsky, our Chief Technology Officer, Mr. Chaim Justman and our director of new business development, Mr. C.J. Lieberman and our Chief Financial Officer, Mr. Simcha Edell. Pursuant to their agreements, each executive officer will be required to devote at least 50% of their business time to our affairs, subject to certain exceptions.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 14, 2005 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;

      o     each of our directors and executive officers; and

      o     all of our directors and executive officers as a group.

The following table assumes that there are 30,580,634 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

                                                 Number Of Shares
           Name And Address (1)                 Beneficially Owned         Percentage Owned
           --------------------                 ------------------         ----------------
Esriel Silberer                                         10,000,000            32.70%
Advanced Plant Pharmaceutical, Inc.                      3,000,000
                                                                               9.81
C.J. Lieberman                                           2,705,000
                                                                               8.84
Emes Capital Partners LLC. (2)                           1,800,000
    400 Rella Blvd. Suite 174                                                  5.68
    Montebello, NY 10901
Mechael Kanovsky                                           170,000                *
Chaim Justman                                              100,000                *
Simcha Edell                                                     0                *
All  directors  and officers as a group                    270,000                *
(3 persons)

----------
      * Less than 1% of the outstanding shares of common stock.

            (1) Unless otherwise noted, the address for each person is 43 West 33rd Street, Suite 405, New York, NY 10001.

      (2) Include warrants to purchase 1,100,000 shares of common stock.

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

      Since 2004, CJ Lieberman has loaned us $74,045 for certain expenses and working capital, of which $68,045 is outstanding at July 31, 2005.

Item 13. Exhibits.

Exhibit No.       Description
-----------       -----------
2.1               Securities Purchase Agreement and Plan of Reorganization by
                  and among Asyst Corporation, Amazon Biotech, Inc., Silvestre
                  Hutchinson, and the stockholders of Amazon Biotech, Inc., dated as of February 20, 2004. (Filed as Exhibit 2.1 to our Amended Current Report on Form 8-K filed on May 11, 2004 and incorporated herein by reference).

3(i).1 Articles of Incorporation. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 19, 1999 and incorporated herein by reference.)

3(i).2 Articles of Amendment to the Articles of Incorporation of Asyst Corporation filed on January 5, 2004 with the State of Utah Division of Corporations & Commercial Code. (Attached as
                  Exhibit 3.(i).2 to our Annual Report on Form 10-KSB filed on November 15, 2004 and incorporated by reference herein).

3(i).3 Articles of Amendment to the Articles of Incorporation of Asyst Corporation filed on March 10, 2004 with the State of Utah Division of Corporations & Commercial Code. (Attached as
                  Exhibit 3.(i).3 to our Annual Report on Form 10-KSB filed on November 15, 2004 and incorporated by reference herein).

3(ii) Bylaws. (Attached as an exhibit to our General Form For Registration of Securities on Form 10-SB filed with the SEC on July 19, 1999 and incorporated herein by reference.).

4.1 2004 Stock Compensation Plan. (Filed as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 3, 2004 and incorporated herein by reference).

4.2 2005 Stock Incentive Plan (Attached as Exhibit 4.1 to our Registration Statement on Form S-8 filed on July 29, 2005 and incorporated herein by reference).

10.1 Employment Agreement dated January 5, 2004 between Amazon Biotech, Inc. and Dr. Angelo A. Chinnici, M.D. (Attached as
                  Exhibit 10.1 to our Annual Report on Form 10-KSB filed on November 15, 2004 and incorporated by reference herein).

14. Code of Business Conduct and Ethics. (Attached as Exhibit 14 to our Annual Report on Form 10-KSB filed on November 15, 2004 and incorporated by reference herein).

16.1 Mantyla McReynolds, LLC letter, dated January 17, 2005 (Attached as Exhibit 16.1 to our Current Report on Form 8-K filed on January 18, 2005 and incorporated herein by reference).

31.1              Certification of Mechael Kanovsky pursuant to Rule 13a-14(a).

31.2              Certification of Simcha Edell pursuant to Rule 13a-14(a).

32.1 Certification of Mechael Kanovsky pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Simcha Edell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected Meyler & Company, LLC, independent accountants, as our auditors for the year ended July 31, 2005.

Audit Fees

      Meyler & Company, LLC, billed us $13,500 in fees for our annual audit for the year ended July 31, 2005, and $7,500 in fees for the review of our quarterly financial statements for that year.

      Mantyla McReynolds, LLC billed us $3,159 in fees for the review of our quarterly financial statements for the year ended July 31, 2004.

      Larry O'Donnell, CPA, P.C., billed us $1,500 in fees for the annual audit of Amazon Biotech, Inc., a private company, and $0 in fees for the review of our quarterly financial statements for the year ended July 31, 2004.

Audit-Related Fees

      Meyler & Company, LLC billed us $7,500 for assurance and related services that are not reported under Audit Fees above. We did not pay any fees to Meyler & Company, LLC for assurance and related services that are not reported under Audit Fees above in 2004.

      We did not pay any fees to Mantyla McReynolds, LLC for assurance and related services that are not reported under Audit Fees above in 2004.

      We did not pay any fees to Larry O'Donnell, CPA, P.C., for assurance and related services that are not reported under Audit Fees above in 2004.

Tax and All Other Fees

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

      With respect to the audit of our financial statements as of July 31, 2005 and for the year then ended, none of the hours expended on Meyler & Company, LLC's engagement to audit those financial statements were attributed to work by persons other than Meyler & Company, LLC's full-time, permanent employees.

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

                                          AMAZON BIOTECH, INC.


                                          By: /s/ Mechael Kanovsky, Ph.D
                                              ----------------------------------
                                                 Mechael Kanovsky, Ph.D.
                                                 President, Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.



Signatures                       Title                        Date
--------------------------------------------------------------------------------



/s/Mechael Kanovsky, Ph.D.       President, Director          November 14, 2005
--------------------------
Mechael Kanovsky, Ph.D.


/s/Simcha Edell                  Chief Financial Officer,     November 14, 2005
--------------------------       Director
Simcha Edell