Form 10QSB
period 2005-10-31
AMAZON BIOTECH INC
filed 2005-12-21
CIK 1088781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2005

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

As of December 19, 2005, 30,580,634 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes |_| No |X|

================================================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                 BALANCE SHEETS

                                                             October 31,      July 31,
                                                                2005            2005
                                                            ------------    ------------
                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS
 Cash                                                       $               $        696
                                                            ------------    ------------
   Total Current Assets                                                              696

OFFICE EQUIPMENT, net of accumulated depreciation of $2,662
 and $2,055 at October 31, 2005 and July 31, 2005, respectively    4,625           5,232

INTANGIBLE ASSETS - Production rights                                300             300
                                                            ------------    ------------

   Total Assets                                             $      4,925    $      6,228
                                                            ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Bank overdraft                                             $        361
 Demand note payable                                              53,000    $     53,000
 Accounts payable                                                 60,789          65,852
 Accrued consulting fees - officers                               94,300          46,750
 Accrued payroll taxes                                            71,073          71,001
 Accrued expenses                                                 50,465          36,766
 Loans from officer                                               72,945          68,045
 Deposit to acquire common stock                                 100,000         100,000
                                                            ------------    ------------
   Total Current Liabilities                                     502,933         441,414

STOCKHOLDERS' DEFICIENCY
 Preferred stock, authorized 2,000,000 shares;
  $0.001 par value; no shares issued and outstanding
 Common stock, authorized 50,000,000
  shares; $0.001 par value; issued and outstanding
  31,864,634 and 29,240,634 shares at October 31, 2005
  and July 31, 2005, respectively                                 31,865          29,241
Additional contributed capital                                 9,848,144       9,358,203
Deficit accumulated during the development stage             (10,378,017)     (9,822,630)
                                                            ------------    ------------

Stockholders' Deficiency                                        (498,008)       (435,186)
                                                            ------------    ------------

Total Liabilities and Stockholders' Deficiency              $      4,925    $      6,228
                                                            ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                      Cumulative
                                    For the Three Months Ended        Inception
                                            October 31,           (October 10, 2002)
                                   ----------------------------           to
                                       2005             2004       October 31, 2005
                                   ------------     ------------     ------------

ADMINISTRATIVE EXPENSES
  Stock based compensation                                           $    570,500
  Stock issued for services        $    466,000                         8,693,894
  Consulting fees                         3,000     $      5,252           69,890
Consulting fees-officers                 48,450           53,484          453,551
  Other general office expenses          37,330           35,705          587,520
  Depreciation                              607              254            2,662
                                   ------------     ------------     ------------

  Total Administrative Expenses         555,387           94,695       10,378,017
                                   ------------     ------------     ------------

NET LOSS                           $   (555,387)    $    (94,695)    $(10,378,017)
                                   ============     ============     ============

NET LOSS PER SHARE OF COMMON
 STOCK (Basic and diluted)         $      (0.02)    $      (0.01)    $      (0.60)
                                   ============     ============     ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          30,660,504       24,640,634       17,427,436
                                   ============     ============     ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                         Cumulative
                                                       For the Three Months Ended        Inception
                                                                October 31,          (October 10, 2002)
                                                      -----------------------------          to
                                                          2005             2004       October 31, 2005
                                                      ------------     ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $   (555,387)    $    (94,695)    $(10,378,017)
  Stock based compensation                                                                   570,500
  Stock issued for services                                466,000                         8,693,894
  Depreciation expense                                         607              254            2,662
  Operating expenses paid by officer                                                          37,045
  Changes in assets and liabilities:
  Increase in accounts payable                              21,502            2,445           87,354
  Increase in accrued consulting
     fees -officers                                         47,550           29,284           94,300
  Increase in accrued payroll taxes                             72                            71,073
  Increase in accrued expenses                              13,699           17,180           50,465
                                                      ------------     ------------     ------------
    Net cash used in operating activities                   (5,957)         (45,532)        (770,724)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of office equipment                                                                 (7,287)
                                                      ------------     ------------     ------------
      Net cash used in investing activities                                                   (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                               361            1,436              361
  Proceeds from demand note payable                                          43,000           98,000
  Payments on demand note payable                                                            (22,000)
  Proceeds from loan from officer                            4,900                            20,400
  Payments on loan from officer                                                               (7,500)
  Proceeds from deposit to acquire stock                                                     100,000
  Proceeds from issuance of common stock                                                     588,750
                                                      ------------     ------------     ------------

      Net cash provided by financing activities              5,261           44,436          778,011
                                                      ------------     ------------     ------------

      Net increase (decrease) in cash                         (696)          (1,096)

CASH AT BEGINNING OF PERIOD                                    696            1,096
                                                      ------------     ------------     ------------

CASH AT END OF PERIOD                                 $                $                $
                                                      ============     ============     ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                         Cumulative
                                                       For the Three Months Ended        Inception
                                                                October 31,          (October 10, 2002)
                                                      -----------------------------          to
                                                          2005             2004       October 31, 2005
                                                      ------------     ------------     ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Issuance of common stock for production rights      $                $                $        300
                                                      ============     ============     ============

  Capitalization of ASYST liabilities                 $                $                $     77,055
                                                      ============     ============     ============

  Recharacterization of ASYST accumulated deficit
      upon reverse merger                             $                $                $    375,997
                                                      ============     ============     ============

  Issuance of common stock for services               $    466,000     $                $  8,693,894
                                                      ============     ============     ============

  Demand note payable paid by officer                 $                $     23,000     $     23,000
                                                      ============     ============     ============

  Issuance of common stock for in payment of
      accounts payable                                $     26,565     $                $     26,565
                                                      ============     ============     ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2005

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. (formerly ASYST Corporation) annual report on Form 10-KSB for the year ended July 31, 2005.

NOTE B - RELATED PARTY TRANSACTIONS

      Loans from officer increased by $4,900 during the three months ended October 31, 2005, as an officer made loans to the company for working capital.

NOTE C - ISSUANCE OF COMMON STOCK

      On August 18, 2005, the Company authorized the issuance of 750,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $127,500 was recorded based on $0.17 per share.

      On September 10, 2005, the Company issued 204,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission at $0.13022 per share as payment for accounts payable in the amount of $26,565.

      On September 13, 2005, the Company authorized the issuance of 1,250,000 shares of common stock to a consultant for services rendered. Stock for services of $212,500 was recorded based on $0.17 per share. At October 31, 2005, 850,000 shares of common stock have yet to be issued, however they have been included in shares issued and outstanding at October 31, 2005.

      On October 26, 2005, the Company authorized the issuance of 420,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $126,000 was recorded based on $0.30 per share. The shares were issued in November 2005 and have been included in shares issued and outstanding at October 31, 2005.

                              AMAZON BIOTECH, INC.

                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2005

NOTE D - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $10,378,017 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - SUBSEQUENT EVENT

      On November 17, 2005, the Company entered into a Letter of Intent to enter into a possible joint venture with Punzi Medical Center ("PMC") in connection with Amazon Biotech, Inc.'s ("Amazon") efforts to obtain from the United States Food and Drug Administration ("FDA") approval of AMZ0026 currently under development by Amazon. Subject to the terms and conditions of the agreement, PMC shall (a) fund all costs and expenses incurred in connection with the clinical trials, (b) make its facilities available for the conduct of the clinical trials, and (c) provide consulting services to Amazon with respect to the conduct of the clinical trials and their approval by the FDA. In consideration for the obligations of PMC, Amazon shall pay to PMC royalties equal to an agreed upon percentage of the net revenues generated by any sales of AMZ0026 during an agreed upon time period following the FDA's final approval.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Plan of Operation

      Once we receive sufficient operating capital, our plan is to begin Phase I and Phase II clinical trials of our AMZ 0026 drug.

      We are a newly established pharmaceutical company that owns the rights to Abavca/AMZ 0026, a potential immunomodulator drug developed for use in the treatment of the HIV virus. We acquired the rights to the Abavca/AMZ 0026 product line from Advanced Plant Pharmaceuticals, Inc.

      AMZ 0026 was developed by a group of scientists after more than 12 years of research. Many users of AMZ 0026 caplets have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

      Abavca/AMZ 0026 has been given an IND status and has been approved for Phase I/II clinical studies by the FDA. Once we receive sufficient operating capital, we intend to initiate Phase II clinical studies of Abavca/AMZ 0026 within the next 12 months, with an eventual goal of a joint venture with another pharmaceutical company to conduct Phase III trials.

      We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We may conduct a small study on this product within the next twelve months.

      In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to eight and to purchase additional laboratory equipment with a portion of any capital proceeds.

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of October 31, 2005, we have a working capital deficit of $502,933. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. We raised approximately $350,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2005. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

      On September 13, 2005 we authorized the issuance of 1,250,000 shares of common stock to a consultant for services rendered. On September 27, 2005, 400,000 of these shares were issued. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

Item
No.       Description                                  Method of Filing
---       -----------                                  ----------------
31.1      Certification of Mechael Kanovsky, Ph.D.     Filed electronically herewith.
          pursuant to Rule 13a-14(a)
31.2      Certification of Simcha Edell pursuant to    Filed electronically herewith.
          Rule 13a-14(a)
32.1      Chief Executive Officer Certification        Filed electronically herewith.
          pursuant to 18 U.S.C. ss. 1350 adopted
          pursuant to Section 906 of the Sarbanes
          Oxley Act of 2002
32.2      Chief Financial Officer Certification        Filed electronically herewith.
          pursuant to 18 U.S.C. ss. 1350 adopted
          pursuant to Section 906 of the Sarbanes
          Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMAZON BIOTECH, INC.

December 21, 2005                       /s/ Mechael Kanovsky, Ph.D
                                        ---------------------------
                                        Mechael Kanovsky, Ph.D.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

December 21, 2005                       /s/Simcha Edell
                                        ---------------------------
                                        Simcha Edell
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)