Form 10QSB
period 2006-01-31
AMAZON BIOTECH INC
filed 2006-03-23
CIK 1088781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2006
                                     ----------------

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to _____________

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

As of March 22, 2006, 31,140,634 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format:    Yes  |_|    No  |X|

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                 BALANCE SHEETS

                                                                          January 31,         July 31,
                                                                              2006              2005
                                                                          ------------      ------------
                                                                          (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                                  $        425      $        696
   Prepaid consulting fees                                                     100,000
                                                                          ------------      ------------

               Total Current Assets                                            100,425               696

OFFICE EQUIPMENT, net of accumulated depreciation of $3,269
    and $2,055 at January 31, 2006 and July 31, 2005, respectively               4,018             5,232

INTANGIBLE ASSETS - Production rights                                              300               300
                                                                          ------------      ------------

    Total Assets                                                          $    104,743      $      6,228
                                                                          ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Demand note payable                                                   $      3,000      $     53,000
    Accounts payable                                                            54,992            65,852
   Accrued consulting fees - officers                                          165,250            46,750
    Accrued payroll taxes                                                       71,649            71,001
    Accrued expenses                                                            73,243            36,766
    Loans from officer                                                         135,055            68,045
   Deposit to acquire common stock                                             100,000           100,000
                                                                          ------------      ------------
              Total Current Liabilities                                        603,189           441,414

STOCKHOLDERS' DEFICIENCY
   Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000 shares;
       $0.001 par value; 33,079,634 and 29,240,634
        shares outstanding at January 31, 2006  and
        July 31, 2005, respectively                                             32,440            29,241
   Additional contributed capital                                           10,154,156         9,358,203
   Deficit accumulated during the development stage                        (10,685,042)       (9,822,630)
                                                                          ------------      ------------

   Stockholders' Deficiency                                                   (498,446)         (435,186)
                                                                          ------------      ------------

   Total Liabilities and Stockholders' Deficiency                         $    104,743      $      6,228
                                                                          ============      ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                                      Cumulative
                                      For the Three Months Ended       For the Six Months Ended        Inception
                                             January 31,                      January  31,         (October 10, 2002)
                                     ----------------------------    ----------------------------          to
                                         2006            2005             2006           2005       January 31, 2006
                                     ------------    ------------    ------------    ------------   ----------------
ADMINISTRATIVE EXPENSES
   Stock based compensation          $     23,250                    $     23,250                    $       593,750
   Stock issued for services              150,800    $    343,800         616,800    $    343,800          8,844,694
   Amortization of consulting fees         20,000                          20,000                             20,000
   Consulting fees                          3,000          22,700           6,000          27,952             72,890
   Consulting fees-officers                74,150          21,117         122,600          74,601            527,701
   Other general office expenses           35,218          87,192          72,548         122,897            622,738
   Depreciation                               607             254           1,214             508              3,269
                                     ------------    ------------    ------------    ------------    ---------------

   Total Administrative Expenses          307,025         495,063         862,412         569,758         10,685,042
                                     ------------    ------------    ------------    ------------    ---------------

NET LOSS                             $   (307,025)   $   (495,063)   $   (862,412)   $   (569,758)       (10,685,042)
                                     ============    ============    ============    ============    ---------------

NET LOSS PER SHARE OF COMMON
  STOCK (Basic and diluted)          $      (0.01)   $      (0.02)   $      (0.03)   $      (0.02)   $         (0.57)
                                     ============    ============    ============    ============    ===============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           31,736,156      25,441,953      31,198,330      25,039,104         18,737,289
                                     ============    ============    ============    ============    ===============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Cumulative
                                                        For the Six Months Ended             Inception
                                                              January 31,                (October 10, 2002)
                                                     ------------------------------             to
                                                         2006              2005          January 31, 2006
                                                     ------------      ------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                          $   (862,412)     $   (569,758)     $    (10,685,042)
   Stock based compensation                                23,250                                 593,750
   Stock issued for services                              616,800           343,800             8,844,694
   Depreciation expense                                     1,214               508                 3,269
   Amortization of consulting fees                         20,000                                  20,000
   Operating expenses paid by officer                                                              37,045
   Changes in assets and liabilities:
     Increase in accounts payable                          28,242            39,218                94,094
     Increase in accrued consulting
        fees -officers                                    118,500            14,201               165,250
     Increase in accrued payroll taxes                        648                                  71,649
     Increase in accrued expenses                          36,477            25,557                73,243
                                                     ------------      ------------      ----------------
       Net cash used in operating activities              (17,281)         (146,474)             (782,048)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                                    (7,287)
                                                     ------------      ------------      ----------------
       Net cash used in investing activities                                                       (7,287)
CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                               878
   Proceeds from demand note payable                                         43,000                98,000
   Payments on demand note payable                                                                (22,000)
   Proceeds from loan from officer                         17,010             1,500                32,510
   Payments on loan from officer                                                                   (7,500)
   Proceeds from deposit to acquire stock                                                         100,000
   Proceeds from issuance of common stock                                   100,000               588,750
                                                     ------------      ------------      ----------------

       Net cash provided by financing activities           17,010           145,378               789,760
                                                     ------------      ------------      ----------------


       Net increase (decrease) in cash                       (271)           (1,096)                  425

CASH AT BEGINNING OF PERIOD                                   696             1,096
                                                     ------------      ------------      ----------------


CASH AT END OF PERIOD                                $        425      $                 $            425
                                                     ============      ============      ================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                             Cumulative
                                                         For the Six Months Ended            Inception
                                                                January 31,             (October 10, 2002)
                                                       -----------------------------             to
                                                           2006              2005        January 31, 2006
                                                       ------------     ------------     ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

        NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights      $                $                $            300
                                                       ============     ============     ================

   Capitalization of ASYST liabilities                 $                $                $         77,055
                                                       ============     ============     ================

   Recharacterization of ASYST accumulated deficit
       upon reverse merger                             $                $                $        375,997
                                                       ============     ============     ================

   Issuance of common stock for stock based
     compensation                                      $     23,250     $                $        593,750
                                                       ============     ============     ================

   Issuance of common stock for services               $    616,800     $    343,800     $      8,844,694
                                                       ============     ============     ================

   Demand note payable paid by officer                 $     50,000     $     23,000     $         73,000
                                                       ============     ============     ================

   Issuance of common stock for payment of
          accounts payable                             $     39,102     $                $         39,102
                                                       ============     ============     ================

   Issuance of common stock for prepaid consulting
     fees                                              $    120,000     $                $        120,000
                                                       ============     ============     ================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2006

NOTE A - BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. (formerly ASYST Corporation) annual report on Form 10-KSB for the year ended July 31, 2005.

NOTE B - RELATED PARTY TRANSACTIONS

      Loans from officer increased by $67,010 during the six months ended January 31, 2006, as an officer made loans to the company for working capital amounting to $17,010 and repaid $50,000 of the demand note payable on behalf of the Company.

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

      On September 13, 2005, the Company authorized the issuance of 1,250,000 shares of common stock to a consultant for services rendered. Stock for services of $212,500 was recorded based on $0.17 per share. At January 31, 2006, 850,000 shares of common stock have yet to be issued, however they have been included in shares issued and outstanding at January 31, 2006.

      On October 26, 2005, the Company authorized the issuance of 420,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $126,000 was recorded based on $0.30 per share. At January 31, 2006, the shares have yet to be issued, however they have been included in shares issued and outstanding at January 31, 2006.

      On November 1, 2005, an officer of the Company returned to the Company 640,000 shares of common stock previously issued to him.

      On November 9, 2005, the Company authorized the issuance of 75,000 shares of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $23,250 was recorded based on $0.31 per share. At January 31, 2006, the shares have yet to be issued, however they have been included in shares issued and outstanding at January 31, 2006.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2006

NOTE C -  ISSUANCE OF COMMON STOCK (CONTINUED)

            On November 29, 2005, the Company authorized the issuance of 580,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $150,800 was recorded based on $0.26 per share. At January 31, 2006, the shares have yet to be issued, however they have been included in shares issued and outstanding at January 31, 2006.

            On January 27, 2006, the Company issued 500,000 shares of common stock to a consultant pursuant to a six month consulting agreement. Prepaid consulting fees of $120,000 was recorded based on $0.24 per share. The shares are to be included in an S-8 Filing with the Securities and Exchange Commission. See Note F.

            In January 2006, the Company issued 60,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission at $0.20895 per share as payment for accounts payable in the amount of $12,537.

NOTE D - GOING CONCERN

           As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $10,665,042 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E -  JOINT VENTURE AGREEMENT

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2006

NOTE F - COMMITMENTS

      The Company is obligated to issue 1,800,000 shares of common stock to an officer of the Company, pursuant to his employment contract, upon the Company receiving a letter of interest from an established pharmaceutical company to enter a joint venture. See Note E. At January 31, 2006, the Company has yet to authorized the issuance of the shares of stock.

      On December 22, 2005, the Company entered into a consulting agreement for a term of six months. The agreement calls for the issuance of 1,200,000 shares of common stock which are to be included in a registration statement. The shares are to be issued as follows: 400,000 shares upon the signing of the agreement and 200,000 shares issued monthly on the last day of the month. In addition, the agreement calls for the issuance of 1,000,000 shares of restricted common stock no later than January 20, 2006. At January 31, 2006, 500,000 shares of common stock have been issued. See Note C.

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

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of January 31, 2006, we have a working capital deficit of $602,764. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

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

      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS

Item No.   Description                                              Method of Filing
--------   -----------                                              ----------------
31.1       Certification of Mechael Kanovsky, Ph.D. pursuant to     Filed electronically herewith.
           Rule 13a-14(a)
31.2       Certification of Simcha Edell  pursuant to Rule          Filed electronically herewith.
           13a-14(a)
32.1       Chief Executive Officer Certification pursuant to 18     Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002
32.2       Chief Financial Officer Certification pursuant to 18     Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section 906 of the
           Sarbanes Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMAZON BIOTECH, INC.

March 22, 2006                       /s/ Mechael Kanovsky, Ph.D
                                    ---------------------------
                                    Mechael Kanovsky, Ph.D.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 22, 2006                       /s/Simcha Edell
                                    ---------------------------
                                    Simcha Edell
                                    Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)