Form 10QSB
period 2006-04-30
AMAZON BIOTECH INC
filed 2006-07-05
CIK 1088781

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended APRIL 30, 2006


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_____________to_____________

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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 29, 2006, 37,590,634 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

================================================================================

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                                 BALANCE SHEETS

                                                                      April 30,       July 31,
                                                                        2006            2005
                                                                     ------------    ------------
                                                                     (Unaudited)
                                 ASSETS
CURRENT ASSETS
    Cash                                                             $     28,297    $        696
   Prepaid consulting fees                                                497,687
                                                                     ------------    ------------
               Total Current Assets                                       525,984             696

OFFICE EQUIPMENT, net of accumulated depreciation of $3,877
    and $2,055 at April 30, 2006 and July 31, 2005, respectively            3,410           5,232
INTANGIBLE ASSETS - Production rights                                         300             300
                                                                     ------------    ------------
    Total Assets                                                     $    529,694    $      6,228
                                                                     ============    ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
    Demand note payable                                              $      3,000    $     53,000
    Accounts payable                                                       67,123          65,852
   Accrued consulting fees - officers                                     174,800          46,750
    Accrued payroll taxes                                                  73,431          71,001
    Accrued expenses                                                       38,621          31,516
    Loans from officer                                                    152,155          68,045
   Loans payable                                                           23,400
   Due to affiliated companies                                             12,000           5,250
   Deposit to acquire common stock                                        150,000         100,000
                                                                     ------------    ------------
              Total Current Liabilities                                   694,530         441,414

STOCKHOLDERS' DEFICIENCY
   Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000 shares;
       $0.001 par value; 35,914,634 and 29,240,634
     shares issued and outstanding at April 30, 2006 and
        July 31, 2005, respectively                                        35,915          29,241
   Additional contributed capital                                      10,978,431       9,358,203
   Deficit accumulated during the development stage                   (11,179,182)     (9,822,630)
                                                                     ------------    ------------
   Stockholders' Deficiency                                              (164,836)       (435,186)
                                                                     ------------    ------------
   Total Liabilities and Stockholders' Deficiency                    $    529,694    $      6,228
                                                                     ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                      Cumulative
                                                                                                       Inception
                                      For the Three Months Ended      For the Nine Months Ended    (October 10, 2002)
                                               April 30,                      April 30,                     to
                                         2006            2005            2006           2005          April 30, 2006
                                     ------------    ------------    ------------    ------------     --------------
ADMINISTRATIVE EXPENSES
   Stock based compensation          $     25,500    $     28,000    $     48,750    $    202,500    $    619,250
   Stock issued for services              345,500         425,600         962,300         594,900       9,190,194
   Amortization of consulting fees         59,063                          79,063                          79,063
   Consulting fees                                         13,600           6,000          41,552          72,890
   Consulting fees-officers                28,050          47,150         150,650         121,751         555,751
   Other general office expenses           35,198          95,726         107,746         218,623         657,936
   Depreciation                               608             433           1,822             941           3,877
                                     ------------    ------------    ------------    ------------    ------------

   Total Administrative Expenses          493,919         610,509       1,356,331       1,180,267      11,178,961
                                     ------------    ------------    ------------    ------------    ------------
OPERATING LOSS                           (493,919)       (610,509)     (1,356,331)     (1,180,267)    (11,178,961)

OTHER EXPENSE
   Interest                                  (221)                           (221)                           (221)
                                     ------------    ------------    ------------    ------------    ------------
NET LOSS                             $   (494,140)   $   (610,509)   $ (1,356,552)   $ (1,180,267)   $(11,179,182)
                                     ============    ============    ============    ============    ============
NET LOSS PER SHARE OF COMMON
  STOCK (Basic and diluted)          $      (0.02)   $      (0.02)   $      (0.04)   $      (0.05)   $      (0.56)
                                     ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           33,504,634      27,478,856      31,946,044      25,843,418      19,937,617
                                     ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     Cumulative
                                                    For the Nine Months Ended        Inception
                                                            April 30,             (October 10, 2002)
                                                   ----------------------------          to
                                                        2006            2005        April 30, 2006
                                                   ------------    ------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                        $ (1,356,552)   $ (1,180,267)   $(11,179,182)
   Adjustments to reconcile net loss to cash
     flows used in operating activities:
       Stock based compensation                          48,750         202,500         619,250
       Stock issued for services                        962,300         594,900       9,190,194
       Depreciation expense                               1,822             941           3,877
       Amortization of consulting fees                   79,063                          79,063
   Operating expenses paid by officer                                                    37,045
Changes in assets and liabilities:

     Increase in accounts payable                        40,373          21,019         106,225
     Increase in accrued consulting
        fees - officers                                 151,450         (32,249)        198,200
     Increase in accrued payroll taxes                    2,430                          73,431
     Increase in accrued expenses                         7,105           5,615          37,121
     Increase in due to affiliated companies              6,750           6,750          13,500
                                                   ------------    ------------    ------------
       Net cash used in operating activities            (56,509)       (380,791)       (821,276)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                          (3,200)         (7,287)
                                                   ------------    ------------    ------------
       Net cash used in investing activities                             (3,200)         (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES


   Proceeds from demand note payable                                     43,000          98,000
   Payments on demand note payable                                      (22,000)        (22,000)
   Proceeds from loan from officer                       37,410           1,500          52,910
   Payments on loan from officer                         (3,300)         (1,500)        (10,800)
   Proceeds from deposit to acquire stock                50,000                         150,000
   Proceeds from issuance of common stock                               415,250         588,750
                                                   ------------    ------------    ------------
       Net cash provided by financing activities         84,110         436,250         856,860
                                                   ------------    ------------    ------------
       Net increase in cash                              27,601          52,259          28,297
CASH AT BEGINNING OF PERIOD                                 696           1,096
                                                   ------------    ------------    ------------
CASH AT END OF PERIOD                              $     28,297    $     53,355    $     28,297
                                                   ============    ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                      Cumulative
                                                      For the Nine Months Ended       Inception
                                                               April 30,           (October 10, 2002)
                                                        -----------------------           to
                                                           2006          2005       April 30, 2006
                                                        ----------   ----------     --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
   Interest Paid                                        $      221   $               $      221
                                                        ==========   ==========      ==========

        NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights       $            $               $      300
                                                        ==========   ==========      ==========

   Capitalization of ASYST liabilities                  $            $               $   77,055
                                                        ==========   ==========      ==========

   Recharacterization of ASYST accumulated deficit
       upon reverse merger                              $            $               $  375,997
                                                        ==========   ==========      ==========

   Issuance of common stock for stock based
     compensation                                       $   48,750   $               $  619,250
                                                        ==========   ==========      ==========

   Issuance of common stock for services                $  962,300   $  343,800      $9,190,194
                                                        ==========   ==========      ==========

   Demand note payable paid by officer                  $   50,000   $   23,000      $   73,000
                                                        ==========   ==========      ==========

   Issuance of common stock for payment of
          accounts payable                              $   39,102   $               $   39,102
                                                        ==========   ==========      ==========

   Issuance of common stock for prepaid consulting
     fees                                               $  576,750   $               $  576,750
                                                        ==========   ==========      ==========

   Pay-off of accrued consulting fees - officers with
       loan payable                                     $   23,400   $               $   23,400
                                                        ==========   ==========      ==========

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2006

NOTE A - BASIS OF PRESENTATION

           The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. (formerly ASYST Corporation) annual report on Form 10-KSB for the year ended July 31, 2005.

NOTE B - RELATED PARTY TRANSACTIONS

            Loans from officer increased by $84,110 during the nine months ended April 30, 2006, as an officer made loans to the company for working capital amounting to $37,410 and repaid $50,000 of the demand note payable on behalf of the Company and the Company repaid $3,300 to the officer.

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

            On September 13, 2005, the Company authorized the issuance of 1,250,000 shares of common stock to a consultant for services rendered. Stock for services of $212,500 was recorded based on $0.17 per share. At April 30, 2006, 850,000 shares of common stock have yet to be issued however they have been included in shares issued and outstanding at April 30, 2006.

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

            On November 9, 2005, the Company authorized the issuance of 75,000 shares of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $23,250 was recorded based on $0.31 per share. At April 30, 2006, the shares have yet to be issued however they have been included in shares issued and outstanding at April 30, 2006.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2006

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

            On February 3, 2006, the Company authorized the issuance of 50,000 shares of common stock to a consultant for services rendered. Stock for services of $9,500 was recorded based on $0.19 per share.

            On February 25, 2006, the Company authorized the issuance of 150,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to an officer of the Company pursuant to an employment agreement. Stock based compensation of $25,500 was recorded based on $0.17 per share.

            On March 17, 2006, the Company authorized the issuance of 1,500,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant pursuant to a twelve month consulting agreement. Prepaid consulting fees of $285,000 were recorded on $0.19 per share.

            On April 1, 2006, the Company authorized the issuance of 1,000,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant pursuant to a twelve month consulting agreement. Prepaid consulting fees of $270,000 were recorded on $0.27 per share.

            On April 10, 2006, the Company authorized the issuance of 1,200,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $336,000 was recorded based on $0.28 per share.

            On April 11, 2006, the Company authorized the issuance of 75,000 shares of common stock to consultants for services rendered. Stock for services of $21,750 was recorded based on $0.29 per share. At April 30, 2006, the shares have yet to be issued however, they have been included in shares issued and outstanding at April 30, 2006.

NOTE D - GOING CONCERN

            As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $11,179,182 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 April 30, 2006

NOTE D - GOING CONCERN (CONTINUED)

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

NOTE F - SUBSEQUENT EVENTS

            ISSUANCES OF COMMON STOCK

            On May 8, 2006, the Company authorized the issuance of 100,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission as a payment for accounts payable.

            On May 11, 2006, the Company authorized the issuance of 1,200,000 shares of common stock to an officer of the company for services rendered. Stock based compensation in the amount of $264,000 will be recorded at $0.22 per share.

            On June 20, 2006, the Company issued 2,500,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services in the amount of $500,000 will be recorded at $0.20 per share.

            OTHER

            On May 15, 2006, the Company entered into a Representative Authorization Agreement with Resources International, Inc. ("RI") as the Company's non-exclusive authorized representative to oversee clinical studies in India for a term of one year.

            On June 4, 2006, the Company entered onto a Distribution Agent Agreement with Union Bless Herbal Products ("Union Bless") as the Company's general sales agent in the Philippines for the sale of AMZ0026, which is under development by the Company. Union Bless is to receive 2,000,000 shares of common stock upon the execution of the agreement, 2,000,000 shares of common stock upon receiving approval to perform clinical trials, and 2,000,000 shares of common stock upon receipt of approval to begin sales. Union Bless will also receive a twenty-five percent (25%) commission on sales of AMZ0026 within the agents territory and a five percent (5%) commission on sales outside of its territory.

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

         AMZ 0026 works as an Immune Modulator. Most conventional HIV/AIDS drugs attack the HIV virus by slowing down its rate of multiplication. Immune modulators, on the other hand, do not directly attack the virus: rather, they act in various ways to boost the patient's immune system.

         AMZ 0026 was developed by a group of scientists after many years of research. Many users of AMZ 0026 caplets have reported increased CD4 and HGB counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

         To help substantiate this immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA, which will be initiated shortly after we receive sufficient operating capital at a leading HIV/AIDS luminary center on the US east coast. This is the first case of an IND being given to plant pharmaceutical drug specifically for HIV/AIDS, probably a function of the FDA's interest to rapidly expedite potential drugs for this clinical area, and is a testimonial to the drug's apparent safety.

         The company has the eventual goal of a joint venture with another pharmaceutical company to conduct Phase III trials.

         We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We may conduct a small study on this product following the Phase I/II clinical study of AMZ 0026.

         In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to eight and to purchase additional laboratory and office equipment with a portion of any capital proceeds.

LIQUIDITY AND CAPITAL RESOURCES

      We currently have limited working capital with which to satisfy our cash requirements. As of April 30, 2006, we have a working capital deficit of $168,546. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

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

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

      On February 10, 2006 we issued 10,000 shares of common stock to a consultant as compensatory stock grant. Our board valued the common stock at $0.65 per share (in May 2005 at the time of entry into the contract) for a total value of $6,500. The issuance was exempt under Section 4(2) of the Securities Act of 1933, as amended (the "Act").

      On February 10, 2006, we issued 50,000 shares of common stock to a consultant as compensatory stock grant. Our board valued the stock at $0.19 per share for a total value of $9,500. The issuance was exempt under Section 4(2) of the Act.

      On April 11, 2006, we authorized the issuance of 75,000 shares of common stock to consultants as compensatory stock grants. Our board valued the common stock at $0.29 per share, for a total value of $21,750. These shares have not yet been issued. We will rely on the exemption provided under Section 4(2) of the Act for this issuance.

      On April 20, 2006, we entered into a securities purchase agreement with a single accredited investor pursuant to which we agreed to issue 1,250,000 shares of our common stock for an aggregate purchase price of $250,000. Upon satisfaction of certain closing conditions, we will issue the shares to purchaser. We will rely on the exemption provided under Section 4(2) of the Act for this issuance.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

      On May 30, 2006, we entered into a securities purchase agreement with a single accredited investor pursuant to which we agreed to issue 2,333,333 shares of our common stock for an aggregate purchase price of $350,000. Upon satisfaction of certain closing conditions, we will issue the shares to purchaser. We will rely on the exemption provided under Section 4(2) of the Act for this issuance.

ITEM 6 - EXHIBITS

Item No.   DESCRIPTION                                            METHOD OF FILING
--------   -----------                                            ----------------
10.1       Securities Purchase Agreement dated as of April 20,    Filed electronically herewith.
           2006, by and between Amazon Biotech, Inc. and the
           purchaser set forth therein

10.2       Securities Purchase Agreement dated as of May 30,      Filed electronically herewith.
           2006 by and between Amazon Biotech, Inc. and the
           purchaser set forth therein.
31.1       Certification of Mechael Kanovsky, Ph.D. pursuant to   Filed electronically herewith.
           Rule 13a-14(a)

31.2       Certification of Simcha Edell  pursuant to Rule        Filed electronically herewith.
           13a-14(a)

32.1       Chief Executive Officer Certification pursuant to 18   Filed electronically herewith.
           U.S.C. ss. 1350 adopted pursuant to Section 906 of
           the Sarbanes Oxley Act of 2002

Item No.   DESCRIPTION                                            METHOD OF FILING
--------   -----------                                            ----------------
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

                               AMAZON BIOTECH, INC.


July 3, 2006                   /S/ MECHAEL KANOVSKY, PH.D
                               -------------------------------------------
                               Mechael Kanovsky, Ph.D.
                               President and Chief Executive Officer
                               (Principal Executive Officer)

July 3, 2006                   /S/SIMCHA EDELL
                               -------------------------------------------
                               Simcha Edell
                               Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)