Form 10KSB
period 2006-07-31
AMAZON BIOTECH INC
filed 2006-11-14
CIK 1088781

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended July 31, 2006

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

                               -------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the most recent fiscal year were $0.

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3,802,582 as of October 11, 2006. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 10,170,000 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of October 11, 2006, 39,420,634 shares of our common stock were issued and outstanding.

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                     PART I

Item 1.   Description of Business

Our Company

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from nature. Our goal is to be a world leader and contributor in the treatment of HIV/AIDS naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, e.g. HIV.

      Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We maintain a website at www.amazonbiotech.com.

Our Business

Corporate History

      In 1994, Advanced Plant Pharmaceutical, Inc., a Delaware corporation, developed an investigational new drug now knows as AMZ0026. On June 5, 2003, Amazon Biotech, Inc., a Delaware corporation, purchased the assets of Advanced Plant Pharmaceutical, Inc., including its AMZ0026 drug and all accompanying rights.

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

Background Information

      The HIV/AIDS Disease

      HIV/AIDS is a disease that has the effect of hindering the body's immune response system, allowing for opportunistic infections and diseases, such as tuberculosis, to overwhelm the body's immune response to disease. It does this by infecting and killing the CD4+ T-lymphocytes of the immune system, which becomes consequently unable to deal with other infections, or proliferating cancer cells. There are two variants of the disease, known as HIV-1 and HIV-2, which share certain structural similarities, but differ greatly in certain types of proteins that produce the effects of AIDS. HIV-1 is more common and has a shorter time between infection and the onset of the symptoms of AIDS, and is more easily transmitted. Transmission can occur through sexual contact, maternal transmission to infants either in utero or through breastfeeding, or from receiving blood transfusion from, or sharing hypodermic needles with, infected persons. A substantial decline in CD4+ T cells leaves the body vulnerable to certain cancers. Currently there are no known cures for AIDS. However, treatments can slow down the rate at which the HIV/AIDS virus weakens the immune system.

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

      HIV/AIDS Market Size - Demographics

      Global Statistics

      According to the report of the Joint United Nations Programme on HIV/AIDS from June 2006, 38.6 million people are estimated to be living with HIV/AIDS. Of these, 36.3 million are adults and 2.3 million are children under the age of 15 years. Approximately two-thirds of these people (24.5 million) live in sub-Saharan Africa; another 21.5 percent (8.3 million) live in Asia.

      In 2005, approximately 4.1 million people acquired HIV, including 3.6 million adults and 540,000 children. HIV/AIDS associated illnesses caused the deaths of an estimated 2.8 million people worldwide, including an estimated 380,000 children 15 years old and younger. There are 14,000 people infected each day with HIV around the globe.

      According to Datamonitor

(http://www.datamonitor.com/~2e28fa5e6c0c425d9f72f56e068a4cc3~/Products/Free/
Report/DMHC1917/020DMHC1917.htm), approximately 50% of people living with HIV/AIDS are undiagnosed and untreated.

      United States Statistics

      The Centers for Disease Control and Prevention, or CDC, reported the following trends in the United States
(http://www.cdc.gov/hiv/resources/factsheets/PDF/At-A-Glance.pdf):

      o As of the end of 2003, 1,039,000 to 1,185,000 U.S. residents were living with HIV/AIDS. Of these approximately 25% are unaware of their infection.

      o In 2004, about 42,514 new HIV/AIDS diagnoses were made. Approximately 70 percent among men and 30 percent among women. Of these newly diagnosed people, 13% were younger than 25 years of age.

      o The estimated number of new pediatric AIDS cases (individuals younger than 13 years) fell from 952 in 1992 to 48 in 2004 (http://www.cdc.gov/hiv/topics/surveillance/basic.htm#aidsage).

      o     An estimated 415,193 people were living with AIDS in 2004.

      o     An estimated 529,113 people with AIDS had died between 2000-2004.

Industry Overview

      The HIV / AIDS Market

      UNAIDS estimates that spending on HIV/AIDS rose from US$300 million in 1996 to US$8.3 billion in 2005, and is projected to reach US$8.9 billion in 2006 (http://www.globalhealthreporting.org/diseaseinfo.asp). LeadDiscovery Ltd reports that in 2004, the global market for HIV antiretrovirals was valued at $6.6 billion with the US accounting for around 70% of value. Datamonitor estimates the year-to-year growth rate of the overall HIV/AIDS drug market for the rest of decade to be 7%.

      Pharmaceutical Industry Overview

      Discovering and developing new drugs is an expensive and time-consuming process. In May 2003, the Tufts Center for the Study of Drug Development released a study that estimates the total cost to develop a new prescription drug has increased from approximately $231 million in 1987 to approximately $897 million in 2000. Dr. Neal Masia, director of economic policy at Pfizer, Inc., wrote in January 2006 that "Estimates about the cost of developing a new drug vary widely, from a low of $800 million to nearly $2 billion per drug. Even the high end of those estimates may soon be considered a bargain. Recently, Pfizer announced that it is investing $800 million just for a set of Phase III trials for a single drug." (Focus on Intellectual property rights http://usinfo.state.gov/products/pubs/intelprp/cost.htm).

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

      The Drug Development Process

      The drug development process consists of two stages: preclinical and clinical. In the pre-clinical stage, the new drug is tested in vitro, or in a test tube, and in vivo, or in animals, generally over a period of one to three years. These test prove the concept and preliminary safety of the compound. The following discussion describes the role of the Food and Drug Administration, or FDA, in the drug development process in the United States. Similar regulatory processes exist in other countries.

      Prior to commencing human clinical trials in the United States, a company must file with the FDA an Investigational New Drug, or IND, application containing details for at least one study protocol and outlines of other planned studies. The company must provide available chemistry, manufacturing and controls data, preclinical safety data information, and any data from use of the drug in humans that may exist prior to the IND.and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

      The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, generally including healthy volunteers as well as patients with the targeted disease or condition.

      Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy and continued demonstration of safety. The requirements for each phase vary slightly depending on whether the drug is a synthetic or highly purified drug or a botanical drug product. These trials are usually grouped into the following three (premarketing) phases, with multiple trials generally conducted within each phase:

      o Phase I includes the initial introduction of an investigational new drug into humans. These studies are closely monitored and may be conducted in patients, but are usually conducted in healthy volunteer subjects. These studies are designed to determine the metabolic and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. During Phase 1, sufficient information about the drug's pharmacokinetics and pharmacological effects should be obtained to permit the design of well-controlled, scientifically valid, Phase 2 studies.

      Phase 1 studies also evaluate drug metabolism, structure-activity relationships, and the mechanism of action in humans. These studies also determine which investigational drugs are used as research tools to explore biological phenomena or disease processes. The total number of subjects included in Phase 1 studies varies with the drug, but is generally in the range of twenty to eighty.

      For botanical drug products, preclinical testing is not always necessary prior to commencing studies in humans. Also pharmacokinetic and pharmacodynamic studies may not be possible, at at the early IND stage. The first clinical studies are therefore often well-controlled studies of safety and efficacy in the relevant patient population.

      o Phase II includes the early controlled clinical studies conducted to obtain some preliminary data on the effectiveness of the drug for a particular indication or indications in patients with the disease or condition. This phase of testing also helps determine the common short-term side effects and risks associated with the drug. Phase 2 studies are typically well-controlled, closely monitored, and conducted in a relatively small number of patients, usually involving several hundred people.

      o Phase III trials Phase 3 studies are expanded controlled and uncontrolled trials. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained in Phase 2, and are intended to gather the additional information about effectiveness and safety that is needed to evaluate the overall benefit-risk relationship of the drug. Phase 3 studies also provide an adequate basis for extrapolating the results to the general population and transmitting that information in the physician labeling. Phase 3 studies usually include several hundred to several thousand people. These trials involve numerous sites and generally last two to three years.

      (adapted from http://www.fda.gov/cder/handbook/)


      After the successful completion of all three clinical phases, a company submits to the FDA a new drug application, or NDA, requesting that the drug be approved for marketing. The NDA and PL [what is this?] is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA's review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Our Investigational Drug Candidates

      Lead HIV/AIDS Drug Candidate - AMZ0026

      We own the rights to a new HIV/AIDS drug known as "AMZ0026", a naturally derived pharmaceutical drug compound made up of plant substances. The FDA has given this drug investigational new drug (IND) status and has approved it for Phase I/II clinical studies. We believe that this is the first case of an IND being given to a plant pharmaceutical drug specifically for HIV/AIDS, and we believe that this is a function of the FDAs need to rapidly expedite potential drugs for this clinical area. AMZ0026 was developed by a group of scientists after more than 15 years of intense research. Many users of AMZ0026 have reported increased CD4 and HGB counts as well as weight gain, an indicator of overall well being. These results were borne out in multiple case studies, including 30 test subjects who had depressed immune systems.

      AMZ0026 caplets contain a carefully selected group of 11 natural plant substances that work in harmony to help boost normal metabolic processes that support immune system function. These 11 plants have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, "India's natural science of life and well-being." Incorporated together in AMZ0026, we believe the 11 plants offer the best of traditional herbal wisdom and modern science.

      Most conventional HIV/AIDS drugs attack the HIV/AIDS virus by slowing down its rate of multiplication. Many such antiviral drugs have proven unsuccessful, and also give rise to undesirable side effects. We believe that AMZ0026 may work as an immune modulator drug and therefore strengthen the immune response of HIV/AIDS infected patients and offer a far improved quality of life. To date, AMZ0026 is not believed to have any major side effects.

      We are currently setting up the clinical setting for the implementation of a recently successfully negotiated clinical study protocol entitled AMZ0026-001b. This 32 subject, phase I/II study is well controlled and aimed at testing the safety of AMZ0026 as well as its efficacy in raising CD4 levels and improving other markers of immune deficiency in HIV-1 infected individuals who have not been treated with antivirals or vaccines. We are currently in the process of qualifying clinical sites to conduct this study. Discussions are underway with Contract Research Organizations regarding the performance of management, monitoring and datamanagement roles for this study.

      Sister-formula HIV/AIDS Drug Candidate - AMZ0026-H

      Similar to AMZ0026, AMZ0026-H is a whole-plant pharmaceutical drug under development for the treatment of AIDS symptoms, improvement of quality of life in AIDS patients and delay of onset of AIDS. Due to the addition of a 12 plant component, one with known antiviral attributes, we believe that this formula may eradicate the HIV0-1 virus as well as serve as an immunomodulator in HIV-1-infected and AIDS affected patients.

      We are currently designing studies of this compound for testing in the US and in Asian countries. An IND is being prepared for submission to the FDA in pursuit of approval for the US studies.

      We believe there are very few companies are working on a drug for AIDS that is based on natural plants and fewer still are in the process of going through the rigorous testing that the FDA requires for drug approval. To our knowledge, there are only five (5) known immune modulators drugs at the development stage for HIV/AIDS Phase I/II clinical trials.

      At the conclusion of phase II for AMZ0026, we expect to enter into a joint venture discussions with a large pharmaceutical company to conduct our Phase III trials,.

      It is possible that the FDA will not approve the conduct of further studies following receipt of the results of currently planned and approved studies, and that we will not be able to proceed to Phase III clinical development stage of AMZ0026. Likewise, other pipeline drug candidates (such as AMZ0026-H) may not receive IND "approval" and the conduct of human studies in the US may never be initiated.

      Hair Growth formula - AMZHG001

      In addition to our HIV/AIDS drug candidates, we own the rights to a natural hair growth product known as "AMZHG001," which contains proprietary herbal ingredients. A small study may be conducted for this product during the next 12 months. Pending successful trials, we intend to market our hair growth product in the U.S. and abroad utilizing a major marketing company.

      Breast Cancer Therapy - AZC0027

      A new drug candidate in our pipeline is the investigational drug formulation - AZC0027 - designed for the treatment of breast cancer.

      While research on this compound is in its very early stages due to limited resources, we expect to invest much time and energy into its development once the AMZ0026 study protocol nears its conclusion.

Intellectual Property Rights

      We intend to protect the intellectual property rights of our products by obtaining U.S. and foreign patents. Recently, we were granted a US patent on a Herbal Composition and Method of Treating HIV Infection. We have a U.S. Patent Application, regarding a composition used for Hair Growth.

      Even with the granted patent, it is possible that our competitors or others might infringe upon any intellectual property rights that we may have. If that happens, the company will have to seek legal counsel on the chances and cost of mounting a legal battle to defend our intellectual properties rights. In addition, we will be required to disclose any trade secrets and proprietary intellectual property not only to our employees and consultants, but also to potential corporate partners, collaborators, and contract manufacturers. In those circumstances, we use our best efforts to obtain adequate assurance of the confidential treatment of the disclosed information. However, any confidentiality agreements that we may enter into with such persons may be breached, any we may not have adequate remedies for any such breach. It is also possible that any trade secrets and proprietary intellectual property may otherwise become known or be independently discovered by competitors. We believe that our competitors, many of whom are more established, and have greater financial and personnel resources than we, may be able to replicate our products in a manner that could circumvent any protective safeguards. Therefore, it is possible that none of our products will be or remain proprietary.

Manufacturing

      We are in the process of identifying and qualifying raw material suppliers for our botanical drug substance needs that will meet our quality standards for botanical raw materials. This process is well underway with some raw materials procured. All suppliers will be able to adequately demonstrate correct plant identity and premium quality, at a minimum. In parallel we are identifying good manufacturing, or GMP, certified third party manufacturers and other vendors to process raw materials, manufacture our clinical trial material and label and package them in accordance with GMP. We anticipate that every aspect of clincial trial batch production, packaging and labeling and distribution to sites will be performed in accordance with current GMPs.

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

      We are not planning on doing our own distribution of the drug once it is approved but instead have an agreement with a large pharmaceutical company with an established sales force. Therefore, depending on the agreement between companies, we will be dependent on another company for our sales.

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

      Other Immune Modulators in Development for HIV/AIDS

      We believe that our AMZ0026 drug acts as an immune modulator drug. Such drugs act by strengthening the immune response of people infected. Including our company, we believe that currently there are only five other companies developing Immune Modulator drugs for use with HIV/AIDS and at Phase I/II clinical trials. The other five companies are briefly described below.

      Virionyx Corporation Limited. Virionyx Corporation Limited is a New Zealand based private company which was incorporated on May 31, 2000 and began operations in August 2000. At that time, Virionyx acquired all of the outstanding shares of Probe Pharmaceuticals Corporation Limited, an approved New Zealand drug research and manufacturing operation. On March 26, 2001, Probe Pharmaceuticals Corporation was amalgamated into Virionyx and removed from the New Zealand register of companies.

      Virionyx completed Phase I trials at Harvard Medical School of its HIV/AIDS product known as PEHRG214 in March 2002. The PEHRG214 product is from antibodies derived from goats. The company is planning on doing a 60 patient, 16 week, phase II trial on their drug PEHRG214. The company is planning on starting on January 2007. The trial has not opened up for enrollment yet.

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

      In March 2002, Advanced Viral Research completed Phase I trials and is currently raising funds to pursue Phase II clinical trials. In November 2003, AVR118 clinical trials began in Israel for the treatment of cachexia (body wasting) in patients with AIDS and it is anticipated that these trials will help facilitate the planned IND application process for injectable AVR118 with the FDA. On February 25, 2004, Advanced Viral Research was granted US patent (No. 6,696,422) for the treatment of HIV infections with AVR118 as a combination therapy with other HIV drugs. ADVR is in very early stages of planning their phase II studies on AVR118.

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

      Chiron Corporation. Chiron Corporation was recently acquired by Novartis Corporation. Chiron is a U.S. based company involved in biopharmaceuticals, vaccines and blood testing. Chiron's immune system modulator is Proleukin (Aldesleukin). Chiron is applying an advanced understanding of cancer and infectious disease to create high-value products that address major medical needs. Chiron has maintained and broadened its focus on infectious disease research since its groundbreaking work with hepatitis B antigens in the early 1980s. Since introducing the cancer therapy Proleukin(R) (Aldesleukin) interleukin-2 to the market in 1992, Chiron has been expanding its research and development of products for cancer patients. Chiron has completed Phase I/II clinical trials studying the use of Proleukin combined in highly active antiretroviral therapy (HAART) in HIV patients with immunosuppression. Proleukin will be entering phase III trials on HIV patients in the near future.

      Hemispherx Biopharma, Inc. Hemispherx Biopharma is a U.S. based biopharmaceutical company, established in 1993. Hemispherx is engaged in the manufacture and development of drugs for the treatment of viral and immune based chronic disorders. Its flagship products include Alferon N(R) and the experimental immunotherapeutics Ampligen(R) and Oragens(R). Alferon N Injection(R) is Hemispherx's registered trademark for its injectable formulation of Natural Alpha Interferon, approved by the FDA for genital HPV. These products are being developed for chronic viral diseases and disorders of the immune system including HPV, HIV, CFS and Hepatitis. As of May 2004, Ampligen(R) - which belongs to a new class of nucleic acid (RNA, or ribonucleic acid) technologies, is in a Phase II clinical study for HIV. Hemispherx has been issued certain patents on the use of Ampligen(R) alone and Ampligen(R) in combination with certain other drugs including AZT, ddI, ddC, interferon/IL-2 for the treatment of HIV.

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

Employees

      As of July 31, 2006, we had a total of 6 employees, none of which are full-time employees. Of these employees, one is involved in business development, 3 in research and development and 2 in finance. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good

Item 1A. Risk Factors and Cautionary Statement Regarding Forward-Looking Information

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

      We are a development stage company that has not had operating revenues for many years. Our plans and businesses are "proposed" and "intended" but we may not be able to successfully implement them. Our primary business purpose is to develop and market pharmaceuticals. As of the date of this annual report, we have four drug candidates, AMZ 0026, AMZ 0026-H, AMZ HG001 and AZC-0027; however, the FDA has not approved any of these drugs for sale in the United States. In addition, we have not earned revenues and have incurred losses since our incorporation. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

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

      Our success largely depends on the skills, experience and efforts of our senior management, particularly our President, Mechael Kanovsky, Ph.D., our Chief Financial Officer, Simcha Edell, and our Scientific Director, Arthur Englard, M.D. Our operations will also be dependent on the efforts, ability and experience of key members of our prospective local management staff. The loss of services of one or more members of our senior management or of a significant portion of any of our local management staff could weaken significantly our management expertise and our ability to deliver health care services efficiently. We do not maintain key man life insurance policies on any of our officers, although we intend to obtain such insurance policies in the future.

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

      Assuming that issued and outstanding warrants and options for our common stock have not been exercised, three of our significant shareholders own approximately 33% of our outstanding common stock as of October 11, 2006. As a result our executive officers may be able to significantly influence the management of the company and all matters requiring stockholder approval, including the election of directors. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company.

Our significant shareholders control the company.

      Three of our significant shareholders directly or beneficially own approximately 12,808,336 shares or approximately 33% of our outstanding common stock. Accordingly, these persons, as a group, may be able to exert significant influence over the direction of our affairs and business, including any determination with respect to our acquisition or disposition of assets, future issuances of common stock or other securities, and the election of directors. Such a concentration of ownership may also have the effect of delaying, deferring, or preventing a change in control of the company.

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

Item 2. Description of Property

      At present, we do not own any property. Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We have a month-to-month lease for our New York office for which we pay approximately $750/month. We have an eighteen-month lease for our Israel office at a monthly rent of $1,843. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space for lease in both Israel and the United States on terms acceptable to us.

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

August 1, 2005 to July 31, 2006 (OTC Bulletin Board)       High Bid                     Low Bid
------------------------------------------------------------------------------------------------
First quarter                                                  $0.38                       $0.10
Second quarter                                                  0.42                        0.22
Third quarter                                                   0.34                        0.15
Fourth quarter                                                  0.26                        0.14

August 1, 2004 to July 31, 2005 (OTC Bulletin Board)       High Bid                     Low Bid
------------------------------------------------------------------------------------------------
First quarter                                               $   4.00                    $   0.50
Second quarter                                                  1.50                        0.40
Third quarter                                                   2.04                        0.18
Fourth quarter                                                  0.80                        0.19

      As of October 11, 2006, there were approximately 733 record holders of our common stock.

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

      Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 31, 2006:

                                                  (a)                      (b)                         (c)
-------------------------------------    --------------------    ----------------------     ------------------------
Plan Category                                 Number of            Weighted-average          Number of securities
                                          securities to be         exercise price of          remaining available
                                             issued upon         outstanding options,         for future issuance
                                             exercise of          warrants and rights            under equity
                                             outstanding                                      compensation plans
                                          options, warrants                                  (excluding securities
                                             and rights                                       reflected in column
                                                                                                     (a))
-------------------------------------    --------------------    ----------------------     ------------------------
Equity compensation plans approved                   --                      $--                       --
by security holders
Equity compensation plans not                        --                       --                   10,000(1)
approved by security holders                                                                    1,450,000(2)
(1)(2)(3)(4)                                                                                           --(3)
                                                                                                       --(4)
Total                                                --                      $--                   1,460,000

      (1) Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan. The purpose of our Amended and Restated Amazon Biotech, Inc. 2004 Stock Compensation Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 5,500,000 shares, subject to adjustment, and to date, we have issued [5,490,000] shares.

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

      (3) Amazon Biotech, Inc. 2006 Stock Incentive Plan. The purpose of our 2006 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 4,000,000 shares, subject to adjustment, and to date, we have issued 4,000,000 shares.

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

      (4) Amazon Biotech, Inc. 2006 Stock Incentive Plan No. 2. The purpose of our 2006 Stock Incentive Plan No. 2 is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 4,000,000 shares, subject to adjustment, and to date, we have issued 4,000,000 shares.

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

      Recent Sales of Unregistered Securities

      On July 17, 2006, we ratified the issuance 200,000 units to a single accredited investor (as defined under Section 501 of the Act) consisting of: (i) one share of common stock and (ii) a warrant to purchase one share of our common stock, with an exercise price of $1.13 per share. The units were sold for an aggregate purchase price of $100,000, or $0.50 per unit. These issuances were exempt under Section 4(2) of the Act.

      On June 29, 2006, we issued 360,000 shares of common stock to a single accredited investor as liquidated damages for failure to have our registration statement filed and declared effective per an executed contract with such investor. The issuance was exempt under Section 4(2) of the Act.

      On May 11, 2006, we issued 1,200,000 shares of common stock to CJ Lieberman, as a compensatory grant for services rendered. Our board valued the common stock at $0.22 per share, for a total value of $264,000. The issuance was exempt under Section 4(2) of the Act.

Item 6. Management's Discussion and Analysis or Plan of Operation

General

      We are a development stage company that was established to focus on the research and development of novel all-natural drugs for a better quality of life by using the best of traditional medicines from the nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

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

Plan of Operation

      Once we receive sufficient operating capital, our plan is to begin Phase I/II clinical trials of our AMZ 0026 drug.

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

      To help substantiate this immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA, which will be initiated shortly after we receive sufficient operating capital. This is the first case of an IND being given to plant pharmaceutical drug specifically for HIV/AIDS, probably a function of the FDA's interest to rapidly expedite potential drugs for this clinical area, and is a testimonial to the drug's apparent safety.

      The company has the eventual goal of a joint venture with another pharmaceutical company to conduct Phase III trials.

      We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We may conduct a small study on this product following the Phase I/II clinical study of AMZ 0026.

      We have also developed a sister formula HIV/AIDS drug candidate (AMZ0026-H) as well as a new drug for the treatment of breast cancer (AZC0027).

      In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to eight and to purchase additional laboratory and office equipment with a portion of any capital proceeds.

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. As of July 31, 2006, we had a working capital deficit of $119,647. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. Since the commencement of our fiscal year, we have accepted deposits of $130,000 to purchase our common stock, which represents cash received pursuant to an agreement to purchase 1,250,000 shares of our common stock. We raised approximately $350,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ended July 31, 2005. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004.

      We anticipate that we will need at least $3,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

Item 7. Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm                     F-1
Balance Sheets                                                              F-2
Statements of Operations                                                    F-3
Statements of Cash Flows                                                    F-4
Statement of Stockholders' Equity (Deficiency)                              F-6
Notes to Financial Statements                                               F-8

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748

             Report of Independent Registered Public Accounting Firm

Board of Directors
Amazon Biotech, Inc.
New York, NY

We have audited the accompanying balance sheets of Amazon Biotech, Inc., (a Utah corporation in the development stage) as of July 31, 2006 and 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Biotech, Inc. as of July 31, 2006 and 2005 and the results of its operations and its cash flows for the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred net losses since inception of $11,862,357 and has no significant assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are more fully described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                  Meyler & Company, LLC


Middletown, NJ
November 13, 2006

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS

                                                                               July 31,
                                                                    ----------------------------
                                                                        2006            2005
                                                                    ------------    ------------
                                          ASSETS
CURRENT ASSETS
    Cash                                                            $     10,158    $        696
    Current portion of prepaid consulting expenses                       572,314
                                                                    ------------
         Total Current Assets                                            582,472             696


OFFICE EQUIPMENT, net of accumulated depreciation of $4,484
   and 2,055, respectively                                                 2,803           5,232

OTHER ASSETS
     Long term portion of prepaid consulting expenses                    183,333
     Intangible assets - Production rights                                   300             300
                                                                    ------------    ------------

          Total Assets                                              $    768,908    $      6,228
                                                                    ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Demand note payable                                                              $     53,000
   Accounts payable                                                 $     58,401          65,852
   Accrued consulting fees-officers                                      176,800          46,750
   Accrued payroll taxes                                                  79,317          71,001
   Accrued expenses                                                       61,296          31,516
   Due to Affiliated Companies                                            14,250           5,250
   Loan payable                                                           23,400
   Loan from officer                                                     158,655          68,045
   Deposit to acquire common stock                                       130,000         100,000
                                                                    ------------
         Total Current Liabilities                                       702,119         441,414

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued and outstanding
        39,850,634 and 29,240,634 shares, respectively                    39,851          29,241
   Additional contributed capital                                     11,889,295       9,358,203
   Deficit accumulated during the development stage                  (11,862,357)     (9,822,630)
                                                                    ------------    ------------

    Stockholders' Equity (Deficiency)                                     66,789        (435,186)
                                                                    ------------    ------------

          Total Liabilities and Stockholders' Equity (Deficiency)   $    768,908    $      6,228
                                                                    ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                           Cumulative
                                                                                            Inception
                                                   For the  Years Ended July 31,       (October 10, 2002)
                                           ----------------------------------------            to
                                                  2006                  2005             July 31, 2006
                                           ------------------    ------------------    ------------------
ADMINISTRATIVE EXPENSES
   Stock based compensation                $          312,750    $          230,500    $          883,250
   Stock issued for services                        1,034,300             1,084,894             9,262,194
   Consulting fees                                     25,999                29,400                92,889
   Consulting fees-officers                           156,650               167,401               561,751
   Other general office expenses                      242,916               402,526               793,106
   Amortization of consulting fees                    261,103                                     261,103
   Interest expense                                     3,580                                       3,580
   Depreciation                                         2,429                 1,546                 4,484
                                           ------------------    ------------------    ------------------
           Total Administrative Expenses            2,039,727             1,916,267            11,862,357
                                           ------------------    ------------------    ------------------

NET LOSS                                   $       (2,039,727)   $       (1,916,267)   $      (11,862,357)
                                           ==================    ==================    ==================

NET LOSS PER SHARE OF COMMON
   STOCK (basic and diluted)               $            (0.06)   $            (0.07)   $            (0.56)
                                           ==================    ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                              33,636,878            26,316,168            21,389,497
                                           ==================    ==================    ==================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                      Cumulative
                                                                                                       Inception
                                                             For the Years Ended July 31,         (October 10, 2002)
                                                      ----------------------------------------            to
                                                             2006                  2005             July 31, 2006
                                                      ------------------    ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                           $       (2,039,727)   $       (1,916,267)   $      (11,862,357)
   Adjustments to reconcile net loss to cash flows
       from operating activities:
         Stock based compensation                                312,750               230,500               883,250
         Stock issued for services                             1,034,300             1,084,894             9,262,194
         Depreciation expense                                      2,429                 1,546                 4,484
         Amortization of consulting fees                         261,103                                     261,103
   Operating expenses paid by officer                                                                         37,045
   Changes in assets and liabilities:
     Increase in accounts payable                                 70,451                58,595               136,303
     Increase (decrease) in accrued consulting
        Fees -officers                                           153,450                (5,449)              200,200
     Increase in due to affiliated companies                       9,000                                       9,000
     Increase in accrued payroll taxes                             8,316                71,001                79,317
     Increase in accrued expenses                                 29,780                28,766                66,546
                                                      ------------------    ------------------    ------------------
       Net cash used in operating activities                    (158,148)             (446,414)             (922,915)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                         (4,236)               (7,287)
                                                      ------------------    ------------------    ------------------
       Net cash used in investing activities                                            (4,236)               (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                                                    48,000                98,000
   Payments on demand note payable                                (3,000)              (22,000)              (25,000)
   Proceeds from loan from officer                                48,810                 5,500                64,310
   Payments on loan from officer                                  (8,200)               (1,500)              (15,700)
   Proceeds from deposit to acquire stock                        130,000               100,000               230,000
   Proceeds from issuance of common stock                             --               320,250               588,750
                                                      ------------------    ------------------    ------------------

       Net cash provided by financing activities                 167,610               450,250               940,360
                                                      ------------------    ------------------    ------------------


       Net increase (decrease) in cash                             9,462                  (400)               10,158

CASH AT BEGINNING OF PERIOD                                          696                 1,096                     0
                                                      ------------------    ------------------    ------------------

CASH AT END OF PERIOD                                 $           10,158    $              696    $           10,158
                                                      ==================    ==================    ==================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                                   Cumulative
                                                                                                                    Inception
                                                                             For the Years Ended July 31,       (October 10, 2002)
                                                                        --------------------------------------          to
                                                                               2006                 2005           July 31, 2006
                                                                        ------------------  ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid                                                           $            3,580  $                   $            3,580
                                                                        ==================  ==================  ==================

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Issuance of common stock for production rights                       $                   $                   $              300
                                                                        ==================  ==================  ==================

   Capitalization of ASYST liabilities                                  $                   $                   $           77,055
                                                                        ==================  ==================  ==================

   Recharacterization of ASYST accumulated deficit upon Reverse merger  $                   $                   $          375,997
                                                                        ==================  ==================  ==================

   Issuance of common stock for stock based compensation                $          312,750  $          230,500  $          883,250
                                                                        ==================  ==================  ==================

   Issuance of common stock for services                                $        1,034,300  $        1,084,894  $        9,262,194
                                                                        ==================  ==================  ==================

   Demand note payable paid by officer                                  $           50,000  $           23,000  $           73,000
                                                                        ==================  ==================  ==================

   Issuance of common stock for payment of accounts payable             $           77,902  $                   $           77,902
                                                                        ==================  ==================  ==================

   Issuance of common stock for prepaid consulting fees                 $        1,016,750  $                   $        1,016,750
                                                                        ==================  ==================  ==================

   Pay-off accrued consulting fees- officers with loan payable          $           23,400  $                   $           23,400
                                                                        ==================  ==================  ==================

   Issuance of common stock and reduction of deposits to
     acquire common stock                                               $          100,000  $                   $          100,000
                                                                        ==================  ==================  ==================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  July 31, 2006

                                                          Preferred Stock                      Common Stock
                                                ----------------------------------  -----------------------------------
                                                     Shares            Amount            Shares             Amount
                                                ----------------  ----------------  ----------------   ----------------
Balance at July 31, 2003                                                                     449,072                449
ASYST pre-acquisition net loss
December 10, 2001- 3 for 1 split                                                             898,144                898
February 12, 2004- 8 for 1 reverse split                                                  (1,178,332)            (1,178)
Recharacterize accumulated deficit upon merger
Capitalization of ASYST liabilities
Cancellation of ASYST shares                                                                (131,250)              (131)
                                                ----------------  ----------------  ----------------   ----------------
 Balance prior to merger                                      --                --            37,634                 38

 Exchange of 16,000,000 shares of ASYST for
   Amazon Biotech, Inc.                                                                   16,000,000             16,000
 Issuance of 4,290,000 shares for consulting
   services valued at $1.00 per share                                                      4,290,000              4,290
 Proceeds from issuance of 750,000 shares
   at $.0027 per share                                                                       750,000                750
 Proceeds from issuance of 200,000 shares
   at $0.50 per share                                                                        200,000                200
 Proceeds from issuance of 120,000 shares
   at $1.00 per share                                                                        120,000                120
 Proceeds from issuance of 50,000 shares
   at $0.93 per share                                                                         50,000                 50
 Issuance of 1,993,000 shares for consulting
   services valued at $1.00 per share                                                      1,993,000              1,993
 Issuance of 1,200,000 shares for consulting
   services valued at $1.00 per share                                                      1,200,000              1,200
 Net Loss for the year ended July 31, 2004
                                                ----------------  ----------------  ----------------   ----------------
 Balance at July 31, 2004                                     --                --        24,640,634   $         24,641

                                                                                     Income (Deficit)
                                                                                       Accumulated           Total
                                                   Additional                            During           Stockholders
                                                  Contributed        Accumulated       Development           Equity
                                                    Capital            Deficit            Stage           (Deficiency)
                                                ----------------   ----------------  ----------------   ----------------
Balance at July 31, 2003                                 298,493           (353,048)            3,087            (51,019)
ASYST pre-acquisition net loss                                              (26,036)                             (26,036)
December 10, 2001- 3 for 1 split                            (898)
February 12, 2004- 8 for 1 reverse split                   1,178
Recharacterize accumulated deficit upon merger          (375,697)           379,084            (3,087)               300
Capitalization of ASYST liabilities                       77,055                                                  77,055
Cancellation of ASYST shares                                 131
                                                ----------------   ----------------  ----------------   ----------------
 Balance prior to merger                                     262                 --                --                300

 Exchange of 16,000,000 shares of ASYST for
   Amazon Biotech, Inc.                                  (16,000)
 Issuance of 4,290,000 shares for consulting
   services valued at $1.00 per share                  4,285,710                                               4,290,000
 Proceeds from issuance of 750,000 shares
   at $.0027 per share                                     1,250                                                   2,000
 Proceeds from issuance of 200,000 shares
   at $0.50 per share                                     99,800                                                 100,000
 Proceeds from issuance of 120,000 shares
   at $1.00 per share                                    119,880                                                 120,000
 Proceeds from issuance of 50,000 shares
   at $0.93 per share                                     46,450                                                  46,500
 Issuance of 1,993,000 shares for consulting
   services valued at $1.00 per share                  1,991,007                                               1,993,000
 Issuance of 1,200,000 shares for consulting
   services valued at $1.00 per share                  1,198,800                                               1,200,000
 Net Loss for the year ended July 31, 2004                                                 (7,906,363)        (7,906,363)
                                                ----------------   ----------------  ----------------   ----------------
 Balance at July 31, 2004                       $      7,727,159   $             --  $     (7,906,363)  $       (154,563)

                 See accompanying notes to financial statements

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                                  July 31, 2006

                                                          Preferred Stock                      Common Stock
                                                ----------------------------------  ----------------------------------
                                                      Shares            Amount            Shares            Amount
                                                ----------------  ----------------  ----------------  ----------------
  Balance at July 31, 2004                                    --                --        24,640,634  $         24,641

Proceeds from issuance of 100,000 shares
   at $0.50 per share                                                                        100,000               100
Issuance of 540,000 shares for services valued
   at $0.47 per share                                                                        540,000               540
Issuance of 180,000 shares for services valued
   at $0.50 per share                                                                        180,000               180
Proceeds from issuance of 100,000 shares
   at $0.50 per share                                                                        100,000               100
Issuance of 1,500,000 shares for services
   valued at $0.28 per share                                                               1,500,000             1,500
Issuance of 120,000 shares for services valued
   at $0.28 per share                                                                        120,000               120
Proceeds from issuance of 200,000 shares
   at $0.50 per share                                                                        200,000               200
Proceeds from issuance of 300,000 shares
   at $0.50 per share                                                                        300,000               300
Costs incurred in private placement
Issuance of 125,000 common stock warrants
Issuance of 10,000 shares for services valued
   at $0.65 per share                                                                         10,000                10
Issuance of 1,550,000 shares for services
valued at $0.28 per share                                                                  1,550,000             1,550
Net Loss for the year ended July 31, 2005
                                                ----------------  ----------------  ----------------  ----------------

Balance at July 31, 2005                                      --                --        29,240,634            29,241

                                                                                     Income (Deficit)
                                                                                       Accumulated           Total
                                                   Additional                           During           Stockholders
                                                  Contributed         Accumulated      Development           Equity
                                                     Capital            Deficit           Stage           (Deficiency)
                                                ----------------   ----------------  ----------------   ----------------
  Balance at July 31, 2004                      $      7,727,159   $             --  $     (7,906,363)  $       (154,563)

Proceeds from issuance of 100,000 shares
   at $0.50 per share                                     49,900                                                  50,000
Issuance of 540,000 shares for services valued
   at $0.47 per share                                    253,260                                                 253,800
Issuance of 180,000 shares for services valued
   at $0.50 per share                                     89,820                                                  90,000
Proceeds from issuance of 100,000 shares
   at $0.50 per share                                     49,900                                                  50,000
Issuance of 1,500,000 shares for services
   valued at $0.28 per share                             418,500                                                 420,000
Issuance of 120,000 shares for services valued
   at $0.28 per share                                     33,480                                                  33,600
Proceeds from issuance of 200,000 shares
   at $0.50 per share                                     99,800                                                 100,000
Proceeds from issuance of 300,000 shares
   at $0.50 per share                                    149,700                                                 150,000
Costs incurred in private placement                      (29,750)                                                (29,750)
Issuance of 125,000 common stock warrants                 77,494                                                  77,494
Issuance of 10,000 shares for services valued
   at $0.65 per share                                      6,490                                                   6,500
Issuance of 1,550,000 shares for services
valued at $0.28 per share                                432,450                                                 434,000
Net Loss for the year ended July 31, 2005                                                  (1,916,267)        (1,916,267)
                                                ----------------   ----------------  ----------------   ----------------

Balance at July 31, 2005                               9,358,203                 --        (9,822,630)          (435,186)

                 See accompanying notes to financial statements

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                                  July 31, 2006



                                                      Preferred Stock                      Common Stock
                                            ----------------------------------  ----------------------------------
                                                 Shares            Amount            Shares             Amount
                                            ----------------  ----------------  ----------------   ----------------

Balance at July 31, 2005                                  --                --        29,240,634             29,241

Shares issued under S-8 for consulting
  services at $.17 per share                                                             750,000                750
Shares issued under S-8 for legal
  services at $.13022 per share
  pursuant to a 10b5-1 plan                                                              204,000                204
Shares issued under S-8 for consulting
  services at $.17 per share                                                           1,250,000              1,250
Shares issued under S-8 for consulting
  services at $.30 per share                                                             420,000                420
Shares voluntarily surrendered by officer
  for no consideration                                                                  (640,000)              (640)
Shares issued to officer for services
  rendered at $.31 per share                                                              75,000                 75
Shares issued under S-8 for consulting
  services at $.26 per share                                                             580,000                580
Shares issued under S-8 for legal services
  at $.20895 per share pursuant to a
  10b5-1 plan                                                                             60,000                 60
Shares issued for consulting services
  at $.19 per share                                                                       50,000                 50
Shares issued under S-8 to officer for
  services rendered at $.17 per share                                                    150,000                150
Shares issued under S-8 for consulting
  services at $.19 per share                                                           1,500,000              1,500
Shares issued under S-8 for consulting
  services at $.27 per share                                                           1,000,000              1,000

                                                                                Income (Deficit)
                                                                                  Accumulated          Total
                                               Additional                            During         Stockholders
                                              Contributed       Accumulated       Development          Equity
                                                Capital            Deficit           Stage          (Deficiency)
                                            ----------------  ----------------  ----------------  ----------------

Balance at July 31, 2005                           9,358,203                          (9,822,630)         (435,186)

Shares issued under S-8 for consulting
  services at $.17 per share                         126,750                                               127,500
Shares issued under S-8 for legal
  services at $.13022 per share
  pursuant to a 10b5-1 plan                           26,361                                                26,565
Shares issued under S-8 for consulting
  services at $.17 per share                         211,250                                               212,500
Shares issued under S-8 for consulting
  services at $.30 per share                         125,580                                               126,000
Shares voluntarily surrendered by officer
  for no consideration                                   640                                                    --
Shares issued to officer for services
  rendered at $.31 per share                          23,175                                                23,250
Shares issued under S-8 for consulting
  services at $.26 per share                         150,220                                               150,800
Shares issued under S-8 for legal services
  at $.20895 per share pursuant to a
  10b5-1 plan                                         12,477                                                12,537
Shares issued for consulting services
  at $.19 per share                                    9,450                                                 9,500
Shares issued under S-8 to officer for
  services rendered at $.17 per share                 25,350                                                25,500
Shares issued under S-8 for consulting
  services at $.19 per share                         283,500                                               285,000
Shares issued under S-8 for consulting
  services at $.27 per share                         269,000                                               270,000

                 See accompanying notes to financial statements

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                                  July 31, 2006

                                                          Preferred Stock                      Common Stock
                                                ----------------------------------  ----------------------------------
                                                     Shares            Amount            Shares             Amount
                                                ----------------  ----------------  ----------------  ----------------
Shares issued under S-8 for consulting
  services at $.28 per share                                                               1,200,000             1,200
Shares issued under S-8 for consulting
  services at $.29 per share                                                                  75,000                75
Shares issued under S-8 for legal
  services at $.20895 per share
  pursuant to a 10b5-1 plan                                                                   76,000                76
Shares issued to officer for services
  rendered at $.22 per share                                                               1,200,000             1,200
Shares issued for consulting services
  at $.22 per share                                                                        2,000,000             2,000
Shares issued for penalties at $.20 per
  share relating to late filing of
  registration statement                                                                     360,000               360
Shares issued under S-8 for legal
  services at $0.16 per share                                                                100,000               100
Proceeds from sale of stock
  for cash at
  $0.30315 per share                                                                         200,000               200
Valuation of warrants attached to common stock
Net Loss for the year ended July 31, 2006

                                                ----------------  ----------------  ----------------  ----------------
Balance at July 31, 2006                                      --                --        39,850,634            39,851
                                                ================  ================  ================  ================

                                                                                    Income (Deficit)
                                                                                      Accumulated           Total
                                                   Additional                            During          Stockholders
                                                  Contributed       Accumulated       Development           Equity
                                                    Capital           Deficit            Stage           (Deficiency)
                                                ----------------  ----------------  ----------------   ----------------
Shares issued under S-8 for consulting
  services at $.28 per share                             334,800                                                336,000
Shares issued under S-8 for consulting
  services at $.29 per share                              21,675                                                 21,750
Shares issued under S-8 for legal
  services at $.20895 per share
  pursuant to a 10b5-1 plan                               22,724                                                 22,800
Shares issued to officer for services
  rendered at $.22 per share                             262,800                                                264,000
Shares issued for consulting services
  at $.22 per share                                      438,000                                                440,000
Shares issued for penalties at $.20 per
  share relating to late filing of
  registration statement                                  71,640                                                 72,000
Shares issued under S-8 for legal
  services at $0.16 per share                             15,900                                                 16,000
Proceeds from sale of stock
  for cash at
  $0.30315 per share                                      60,429                                                 60,629
Valuation of warrants attached to common stock            39,371                                                 39,371
Net Loss for the year ended July 31, 2006                                                 (2,039,727)        (2,039,727)

                                                ----------------                    ----------------   ----------------
Balance at July 31, 2006                              11,889,295                         (11,862,357)            66,789
                                                ================                    ================   ================

                 See accompanying notes to financial statements

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                  July 31, 2006

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at July 31, 2006 or 2005.

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

                                 July 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

At July 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $6,537,000 which expire in 2024. Since the Company has generated operating losses since inception, a deferred tax asset of approximately $2,288,000 has been offset by a valuation allowance of $2,288,000. The valuation allowance increased by $431,000 during the year ended July 31, 2006.

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

Business Combinations and Intangible Assets

The Financial Accounting Standards Board ("FASB") issued SFAS NO. 141, "Business Combinations" which requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                 July 31, 2006

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has had no sales revenues, has incurred net losses since inception of $11,862,357 and has no significant assets at July 31, 2006. The Company is seeking to raise capital through private placements. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital.

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

                                 July 31, 2006

NOTE C - COMMON STOCK (CONTINUED)

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

                                 July 31, 2006

NOTE C - COMMON STOCK (CONTINUED)

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

On September 13, 2005, the Company authorized the issuance of 1,250,000 shares of common stock to a consultant for services rendered. Stock for services of $212,500 was recorded based on $0.17 per share. At July 31, 2006, 850,000 shares of common stock have yet to be issued however they have been included in shares issued and outstanding at July 31, 2006.

On October 26, 2005, the Company authorized the issuance of 420,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $126,000 was recorded based on $0.30 per share.

On November 1, 2005, an officer of the Company returned to the Company 640,000 shares of common stock previously issued to him.

On November 9, 2005, the Company authorized the issuance of 75,000 shares of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $23,250 was recorded based on $0.31 per share. At July 31, 2006, the shares have yet to be issued however they have been included in shares issued and outstanding at July 31, 2006.

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

                                 July 31, 2006

NOTE C - COMMON STOCK (CONTINUED)

On April 10, 2006, the Company authorized the issuance of 1,200,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $336,000 was recorded based on $0.28 per share.

On April 11, 2006, the Company authorized the issuance of 75,000 shares of common stock to consultants for services rendered. Stock for services of $21,750 was recorded based on $0.29 per share. At July 31, 2006, the shares have yet to be issued however, they have been included in shares issued and outstanding at July 31, 2006.

On May 8, 2006, the Company issued 76,000 shares of its common stock for legal services at a price of $0.22 per share.

On June 4, 2006, the Company issued 1,200,000 shares of its common stock to an employee and major stockholder for services rendered at $0.22 per share.

On July 17, 2006, the Company issued 2,000,000 shares of its common stock to a consultant at $0.22 per share. At July 31, 2006, the shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2006.

On July 17, 2006, the Company issued 100,000 shares of its common stock for legal services at $0.16 per share.

On July 17, 2006, the Company authorized the issuance of 200,000 shares of its common stock under a unit offering which was sold at $0.50 per unit. Each unit consisted of one share of common stock and one common stock warrant. The Company employed a valuation consultant to value the unit offering. As such, the fair value of each share sold was valued at $0.30315 or $60,629 and the fair value of each warrant was valued at $0.19686 per warrant or $39,371. At July 31, 2006, 30,000 shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2006.

On July 27, 2006, the Company issued 360,000 shares of its common stock for penalties relating to late filing of registration statement at a price of $0.22 per share.

NOTE D - OFFICE EQUIPMENT

Office equipment is comprised of the following at July 31,

                                                2006         2005
                                              -------      -------
            Computer equipment                $ 7,287      $ 7,287
            Less accumulated depreciation      (4,484)      (2,055)
                                              -------      -------

            Office equipment, net             $ 2,803      $ 5,232
                                              =======      =======

Depreciation expense for the years ended July 31, 2006 and 2005 and cumulative inception (October 10, 2002) to July 31, 2006 amounted to $2,429, $1,546 and $4,484, respectively.

NOTE E - RELATED PARTY TRANSACTIONS

Loan from officer represents expenses and loans paid on behalf of the company in the amounts of $51,030 and $37,045, and working capital loans to the Company in the amounts of $47,780 and $27,000 during the years ended July 31, 2006 and 2005, respectively. During the year ended July 31, 2006, $8,200 was repaid. These loans at July 31, 2006 and 2005 amounting to $158,655 and $68,045, respectively, are non-interest bearing and have no stated terms of repayment.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)
                          (Formerly ASYST Corporation)

                          NOTES TO FINANCIAL STATEMENTS

                                 July 31, 2006

NOTE E - RELATED PARTY TRANSACTIONS (CONTINUED)

Stock based compensation includes $312,750 and $811,400 for 1,425,000 and 2,390,000 shares of common stock issued to officers of the Company and members of its Scientific Advisory Board for consulting services during the years ended July 31, 2006 and 2005, respectively.

Due to affiliated companies amounting to $14,250 and $5,250 at July 31, 2006 and 2005, respectively, represent amounts due for rent for the Company's New York office. See Note G.

NOTE F - DEPOSIT TO ACQUIRE COMMON STOCK

Deposit to acquire common stock in the amount of $130,000 at July 31, 2006 represents cash received pursuant to a Securities Purchase Agreement for 1,250,000 shares of the Company's common stock. The total purchase price is $250,000. The deposit is non-interest bearing.

Deposit to acquire common stock of $100,000 at July 31, 2005, represents cash received pursuant to a Securities Purchase Agreement for 200,000 units of the Company's common stock. Each unit, costing $.50, consists of one share of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.13 per share. The deposit is non-interest bearing. The shares were issued at July 31, 2006.

NOTE G - RENT

The Company maintains its corporate office in New York on a month to month basis and commenced accruing monthly rent of $750 to an affiliated company beginning January 2005. Rent expense amounted to $9,000, $5,250 and $9,000 for the years ended July 31, 2006 and 2005 and cumulative inception (October 10, 2002) to July 31, 2006, respectively.

The Company also maintains office space in Israel and pays approximately $1,843 per month, including utilities. This lease expired in September 2005. Rent expense for the years ended July 31, 2006 and 2005, and cumulative inception (October 10, 2002) to July 31, 2006 amounted to $18,363, $25,113, and $65,589, respectively.

NOTE H - STOCK WARRANTS

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

                                 July 31, 2006

NOTE H - STOCK WARRANTS (CONTINUED)

In March 2005, the Company issued stock warrants to purchase 125,000 shares of common stock for consulting services. The stock warrants have an exercise price of $1.13 per share and expire in March 2010. Compensation expense of $77,494 was recorded in connection with these stock warrants.

In July 2006, the Company issued stock warrants as part of a Securities Purchase Agreement to purchase 200,000 shares of common stock. The stock warrants have an exercise price of $1.13 per share and expire in July 2011. The stock warrants were valued at $39,371.

The following table summarizes transactions in stock warrants through July 31, 2006:

                                        Weighted Average      Warrants     Weighted Average
                           Warrants      Exercise Price     Exercisable     Exercise Price
                         ------------   ----------------   -------------   ----------------
Balance, July 31, 2004        270,000   $           6.00         270,000   $           6.00
Granted                     1,275,000               1.02         875,000               1.16
Exercised
Cancelled
                         ------------                      -------------
Balance, July 31, 2005      1,545,000               1.89       1,145,000               2.30
Granted                       200,000               1.13         200,000               1.13
Exercised
Cancelled
                         ------------                      -------------
Balance, July 31, 2006      1,745,000               1.80       1,345,000               2.13
                         ============                      =============

As of July 31, 2006, there were 1,745,000 common stock warrants outstanding with a weighted average remaining life of 3.58 years and a weighted average price of $1.80.

Assumptions used to value stock warrants issued to outside consultants to the Company are as follows:

                              For the Year Ended
                                    July 31,
                          -------------------------
                             2006           2005
                          -----------   -----------
Annual dividend               N/A           No
Volatility                    N/A           .1%
Risk free interest rate       N/A            5%
Expected life-years           N/A            5


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has long-term employment and consulting agreements with two officers of the Company. The agreements call for annual compensation between $12,000 and $106,800 and expire between June 2007 and December 2009. The agreements also include awards of the Company's common stock upon the achievement of financial targets and the achievement of projected phases in the development of the product. Future minimum consulting fees for the years ending July 31, 2007, 2008, 2009 and 2010 amount to $117,800, $106,800, $106,800 and $35,600, respectively.

NOTE J - RECLASSIFICATIONS

Certain amounts in the July 31, 2005 financial statements have been reclassified to conform to the presentation in the July 31, 2006 financial statements.

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

      We have provided Mantyla McReynolds, LLC with a copy of this disclosure prior to its filing with the Commission. Mantyla McReynolds, LLC provided a letter to us, dated January 17, 2005 and addressed to the Commission, stating that it agreed with the statements contained herein.

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

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Executive Officer and Directors

      Our executive officers and directors, the positions held by them, and their ages are as follows:

      Name                      Age          Position
      ------------------------------------------------------------------------
      Mechael Kanovsky          43           Director, President

      Simcha Edell              51           Chief Financial Officer, Director

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

Scientific Advisory Board

      Angelo Chinnici, M.D. Dr. Chinnici has been in clinical practice for over 20 years, and been affiliated with Meridian Healthcare and the University of Medicine and Dentistry of New Jersey for over 15 years. His affiliation with Meridian Healthcare has given him the opportunity to be involved with a vast number of HIV infected patients and be involved with the day to day management of opportunistic infections and viral-load evaluations. Dr. Chinnici previously served as our Chief Executive Officer and director. Dr. Chinnici qualified in Internal Medicine at the University of Genoa - School of Medicine and Surgery.

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

      Timothy M. Casey, M.D. Dr. Casey is a phytoplant specialist and Dean of Cook College's Department of Ecology, Evolution, & Natural Resources at Rutgers University, The State University of New Jersey (New Brunswick, NJ)

      Jeffrey L. Gilbert, M.D. Dr. Gilbert has extensive clinical experience with HIV drugs and is affiliated with a Nigerian HIV clinic in. Dr. Gilbert has been a consultant to the NY State Department of Health - STD Division for 13 years and has been affiliated with the Einstein College of Medicine in various capacities: assistant clinical professor of Medicine, assistant clinical professor of Ob/Gyn and a member of its CME Advisory Board, for 20 years. He has also served as the Medical Director for the STD Center of Excellence at Montefiore Medical Center and has received the prestigious designation as a "World Health Organization Expert in Human Diseases" including HIV.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2006, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended July 31, 2006 and 2005.

                                            Annual Compensation                      Long-Term Compensation
                                                                                                      Common Shares
                                                                                                        Underlying         All
                                                                                       Restricted        Options          Other
                                                                      Other Annual       Stock           Granted         Compen
    Name and Position         Year        Salary           Bonus      Compensation     Awards ($)       (# Shares)       -sation
Mechael Kanovsky              2006        $36,000            -0-            -0-            -0-             -0-              -0-
President and Director        2005            -0-            -0-     $67,500(1)

Simcha Edell                  2006        $34,800            -0-            -0-          23,250(2)         -0-              -0-
Chief Financial Officer       2005          2,900            -0-            -0-            -0-             -0-              -0-
and Director
As of July 2005

(1) Includes $29,500 paid for services rendered as a consultant and (i) $10,000 pursuant to grants of common stock valued at $0.50 per share and
      (ii) $28,000 pursuant to grants of common stock valued at $0.28 per share.

(2) As of the date of this annual report, these shares have not yet been issued.

Option Grants and Exercises

      There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

      We have entered into employment and/or consultant agreements with our President, Dr. Mechael Kanovsky, our director of new business development, Mr. C.J. Lieberman and our Chief Financial Officer, Mr. Simcha Edell. Pursuant to their agreements, each executive officer will be required to devote at least 50% of their business time to our affairs, subject to certain exceptions.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth certain information regarding the beneficial ownership of our common stock as of October 11, 2006 by the following persons:

      o each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
      o     each of our directors and executive officers; and
      o     all of our directors and executive officers as a group.

The following table assumes that there are 39,420,634 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.


                                        Number Of Shares
    Name And Address (1)               Beneficially Owned     Percentage Owned
    --------------------               ------------------     ----------------

Esriel Silberer                             10,000,000               25.4%
Mechael Kanovsky                               170,000               *
Simcha Edell                                         0               *
All directors and officers as a group          270,000               *
(3 persons)
--------------------------

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

      Since 2004, CJ Lieberman has loaned us $172,855 for certain expenses and working capital, of which $158,655 is outstanding at July 31, 2006.

      We currently share our corporate office space in New York with an affiliated company. The affiliated company charges us $750/month.

Item 13. Exhibits.

Exhibit No.       Description

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

4.3 2006 Stock Incentive Plan (Attached as Exhibit 4.1 to our Registration Statement on Form S-8 filed on March 17, 2006 and incorporation herein by reference).

4.4 2006 Stock Incentive Plan No. 2 (Attached as Exhibit 4.1 to our Registration Statement on Form S-8 filed on June 8, 2006 and incorporation herein by reference).

10.1 Securities Purchase Agreement dated as of April 20, 2006, by and between Amazon Biotech, Inc. and the purchaser set forth therein (Filed as an exhibit to our Quarterly Report on Form 10QSB for the period ended April 30, 2006 and incorporated herein by reference).

10.2 Securities Purchase Agreement dated as of May 30, 2006, by and between Amazon Biotech, Inc. and the purchaser set forth therein (Filed as an exhibit to our Quarterly Report on Form 10QSB for the period ended April 30, 2006 and incorporated herein by reference).

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

31.2              Certification of Simcha Edell pursuant to Rule 13a-14(a).

32.1 Certification of Mechael Kanovsky pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Simcha Edell pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

      Our Board of Directors selected Meyler & Company, LLC, independent accountants, as our auditors for the year ended July 31, 2006.

Audit Fees

      Meyler & Company, LLC, billed us $25,000 in fees for our annual audit for the year ended July 31, 2006, and $15,000 in fees for the review of our quarterly financial statements for that year.

      Meyler & Company, LLC, billed us $13,500 in fees for our annual audit for the year ended July 31, 2005, and $7,500 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

      Meyler & Company, LLC, billed us $5,000 for assurance and related services in 2006 and are not reported under Audit Fees above.

      Meyler & Company, LLC, billed us $7,500 for assurance and related services in 2005 and are not reported under Audit Fees above.

Tax and All Other Fees

      We did not pay any fees to Meyler & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending July 31, 2006 and 2005.

Pre-Approval Policies and Procedures

      We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Meyler & Company, LLC and the estimated fees related to these services.

      With respect to the audit of our financial statements as of July 31, 2006 and 2005 and for the years then ended, none of the hours expended on Meyler & Company, LLC's engagement to audit those financial statements were attributed to work by persons other than Meyler & Company, LLC's full-time, permanent employees.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMAZON BIOTECH, INC.


                                            By:/s/ Mechael Kanovsky, Ph.D
                                               ---------------------------------
                                                   Mechael Kanovsky, Ph.D.
                                                   President, Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                  Title                                                Date
-------------------------------------------------------------------------------------------------------------------


/s/ Mechael Kanovsky, Ph.D.                 President, Director                         November 14, 2006
---------------------------
Mechael Kanovsky, Ph.D.


/s/ Simcha Edell                            Chief Financial Officer, Director           November 14, 2006
---------------------------
Simcha Edell