Form 10QSB
period 2006-10-31
AMAZON BIOTECH INC
filed 2006-12-20
CIK 1088781

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2006
                                     ----------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________


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

                               -------------------

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As December 19, 2006, 41,688,134 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes __ No X

================================================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS


                                                                                 October 31,        July 31,
                                                                                    2006              2006
                                                                                ------------      ------------
                                                                                (Unaudited)        (Restated)

                                     ASSETS

CURRENT ASSETS

   Cash                                                                                           $     10,158
   Current portion of prepaid consulting expenses                               $    429,312           572,314
                                                                                ------------      ------------
               Total Current Assets                                                  429,312           582,472

OFFICE EQUIPMENT, net of accumulated depreciation of $5,091
    and $4,484 at October 31, 2006 and July 31, 2006, respectively                     2,196             2,803

OTHER ASSETS
    Long term portion of prepaid consulting expenses                                 128,333           183,333
    Intangible assets - Production rights                                                300               300
                                                                                ------------      ------------

    Total Assets                                                                $    560,141      $    768,908
                                                                                ============      ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Bank overdraft                                                              $        178
    Accounts payable                                                                  74,589      $     58,401
    Accrued consulting fees - officers                                               220,700           176,800
    Accrued payroll taxes                                                             81,315            79,317
    Accrued expenses                                                                  63,915            61,296
    Due to affiliated companies                                                       16,500            14,250
    Loan payable                                                                      23,400            23,400
    Loans from officer                                                               163,075           158,655
   Deposits to acquire common stock                                                  140,000           130,000
                                                                                ------------      ------------
              Total Current Liabilities                                              783,672           702,119

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000 shares; $0.001 par value; issued and outstanding 43,043,134 and 43,025,634 shares at October 31, 2006
        and July 31, 2006, respectively                                               43,043            43,026
   Additional contributed capital                                                 12,518,528        12,516,620
   Deficit accumulated during the development stage                              (12,785,102)      (12,492,857)
                                                                                ------------      ------------

   Stockholders' Equity (Deficiency)                                                (223,531)           66,789
                                                                                ------------      ------------

 Total Liabilities and Stockholders' Equity (Deficiency)                        $    560,141      $    768,908
                                                                                ============      ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                            Cumulative
                                                                            Inception
                                         For the Three Months Ended     (October 10, 2002)
                                                October 31,                     to
                                       ------------------------------        October 31,
                                           2006              2005               2006
                                       ------------      ------------      ------------
COSTS AND EXPENSES
   Stock based compensation                                                $    893,750
   Stock issued for services           $      1,925      $    466,000         9,864,119
   Consulting fees                            8,541             3,000           109,061
   Consulting fees-officers                  47,400            48,450           638,851
   Other general office expenses             35,743            37,330           811,518
   Amortization of consulting fees          198,002                             459,105
   Interest expense                              27                               3,607
   Depreciation                                 607               607             5,091
                                       ------------      ------------      ------------

   Total Costs and Expenses                 292,245           555,387        12,785,102
                                       ------------      ------------      ------------

NET LOSS                               $   (292,245)     $   (555,387)     $(12,785,102)
                                       ============      ============      ============

NET LOSS PER SHARE OF COMMON
  STOCK (Basic and diluted)            $      (0.01)     $      (0.02)     $      (0.55)
                                       ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             43,032,292        30,660,504        23,069,534
                                       ============      ============      ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            Cumulative
                                                                                            Inception
                                                         For the Three Months Ended    (October 10, 2002)
                                                                October 31,                     to
                                                       ------------------------------       October 31,
                                                           2006               2005             2006
                                                       ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (292,245)     $   (555,387)     $(12,785,102)
   Adjustments to reconcile net loss to cash flows
      from operating activities:
         Stock based compensation                                                               893,750
         Stock issued for services                            1,925           466,000         9,864,119
         Depreciation expense                                   607               607             5,091
         Amortization of consulting fees                    198,002                             459,105
   Operating expenses paid by officer                                                            37,045
   Changes in assets and liabilities:
     Increase in accounts payable                            16,188            21,502           172,491
     Increase in accrued consulting
        fees - officers                                      43,900            47,550           244,100
     Increase in accrued payroll taxes                        1,998                72            81,315
     Increase in accrued expenses                             2,619            13,699            69,165
     Increase in due to affiliated companies                  2,250                              11,250
                                                       ------------      ------------      ------------
       Net cash used in operating activities                (24,756)           (5,957)         (947,671)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                                  (7,287)
                                                       ------------      ------------      ------------
       Net cash used in investing activities                                                     (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                               178               361               178
   Proceeds from demand note payable                                                             98,000
   Payments on demand note payable                                                              (25,000)
   Proceeds from loan from officer                            4,600             4,900            68,910
   Payments on loan from officer                               (180)                            (15,880)
   Proceeds from deposit to acquire stock                    10,000                             240,000
   Proceeds from issuance of common stock                                                       588,750
                                                       ------------      ------------      ------------
       Net cash provided by financing activities             14,598             5,261           954,958
                                                       ------------      ------------      ------------

       Net decrease in cash                                 (10,158)             (696)

CASH AT BEGINNING OF PERIOD                                  10,158               696
                                                       ------------      ------------      ------------

CASH AT END OF PERIOD                                  $                 $                 $
                                                       ============      ============      ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

                                                                                              Cumulative
                                                                                              Inception
                                                         For the Three Months Ended       (October 10, 2002)
                                                                October 31,                       to
                                                         ------------------------------       October 31,
                                                           2006               2005               2006
                                                         ------------      ------------      ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

    Cash paid for interest                                $       27        $        0        $    3,607
                                                          ==========        ==========        ==========

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights         $        0        $        0        $      300
                                                          ==========        ==========        ==========

   Capitalization of ASYST liabilities                    $        0        $        0        $   77,055
                                                          ==========        ==========        ==========

   Recharacterization of ASYST accumulated deficit
       upon reverse merger                                $        0        $        0        $  375,997
                                                          ==========        ==========        ==========

   Issuance of common stock for stock based
          compensation                                    $        0        $        0        $  893,750
                                                          ==========        ==========        ==========

   Issuance of common stock for services                  $    1,925        $  466,000        $9,864,119
                                                          ==========        ==========        ==========

   Demand note payable paid by officer                    $        0        $        0        $   73,000
                                                          ==========        ==========        ==========

   Issuance of common stock for payment of
          accounts payable                                $        0        $   26,565        $   97,902
                                                          ==========        ==========        ==========

   Issuance of common stock for prepaid
          consulting fees                                 $        0        $        0        $1,016,750
                                                          ==========        ==========        ==========

   Payoff accrued consulting fees with
           loan payable                                   $        0        $        0        $   23,400
                                                          ==========        ==========        ==========

   Issuance of common stock and reduction of deposits
           to acquire common stock                        $        0        $        0        $  100,000
                                                          ==========        ==========        ==========


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2006


NOTE A - BASIS OF PRESENTATION

      The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007 For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. annual report on Form 10-KSB for the year ended July 31, 2006.

NOTE B - RELATED PARTY TRANSACTIONS

      Loans from officer increased by $4,420 during the three months ended October 31, 2006, as an officer made loans to the company for working capital in the amount of $4,600 and was repaid $180.

NOTE C - ISSUANCE OF COMMON STOCK

      On September 27, 2006 the Company authorized the issuance 17,500 shares of common stock to a consultant for services rendered. Stock for services of $1,925 was recorded based on $0.11 per share. At October 31, 2006, the Company owes the consultant a balance of $1,075, pursuant to the consulting agreement, which is included in accrued expenses.

      Included in shares of common stock outstanding at October 31, 2006, are 3,605,000 shares authorized for issuance by the Directors of the Company which have not been issued by the Company's stock transfer agent.

NOTE D - GOING CONCERN

      As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $12,785,102 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - SUBSEQUENT EVENTS

      On December 6, 2006, the Company authorized the issuance of 250,000 shares of common stock as payment for accrued legal services.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2006


NOTE E - SUBSEQUENT EVENTS (CONTINUED)

      On December 7, 2006, the Directors of the Company approved a consulting agreement dated November 1, 2006, and authorized the issuance of 2,000,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission. Pursuant to the consulting agreement, the consultant is to locate and aid the Company in negotiations leading to a signed contract with a suitable partner for the purpose of procuring a license for the sale of the Company's AIDS drug candidate as a phyto-pharmaceutical, and later as a pharmaceutical, in at least one of the following countries: Nigeria, South Africa, Ethiopia and Kenya. The term of the contract is one year. The consultant will be compensated as follows: (a) 250,000 upon the signing of the agreement, (b) 1,750,000 shares of common stock upon the Company's receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company's AIDS drug in at least one of the previously mentioned countries, and (c) 4,500,000 shares of common stock upon the receipt of a signed contract on licensing and marketing rights for the Company's AIDS drug in at least one of the previously mentioned countries. The shares of common stock to be issued will be Form S-8 shares pursuant to a filing with the Securities and Exchange Commission.

NOTE F - RESTATEMENT

      An amendment to Form 10-KSB for the year ended July 31, 2006, will be filed as the financial statements have been restated in this Form 10-QSB as follows:

      The balance sheet at July 31, 2006, was restated for the issuance of 3,175,000 shares of common stock issued as stock based compensation, stock for services and accrued expenses which were not included as issued in the financial statements as originally issued. The effect of these changes was to increase common stock by $3,175, additional contributed capital by $627,325, and deficit accumulated during the development stage by $630,500.

      The statement of operations for the year ended July 31, 2006, was restated to properly reflect stock based compensation, stock for services, consulting fees, consulting fees - officers and other general office expenses. The effect of these changes was to increase the net loss for the year ended July 31, 2006 and cumulative inception (October 10, 2002) to July 31, 2006 by $630,500.

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

      We are a development stage pharmaceutical company that owns the rights to Abavca/AMZ 0026, a potential immunomodulator drug developed for use in the treatment of the HIV virus. We acquired the rights to the Abavca/AMZ 0026 product line from Advanced Plant Pharmaceuticals, Inc.

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

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. We had no revenues for the three month period ended October 31, 2006 or since inception. We incurred $292,245 in costs and expenses for the three months ended October 31, 2006 as compared to $555,387 for the comparable period in 2005. Accordingly, we incurred a net loss of $292,245 for the three month period ended October 31, 2006 as compared to $555,387 for the comparable period in 2005. As of October 31, 2006, we have a working capital deficit of $354,360. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. We used $24,756 of net cash in operating activities for the three months ended October 31, 2006. We had no cash flows from investing activities for the three months ended October 31, 2006 and net cash provided by financing activities was $10,158 for the three months ended October 31, 2006. Since the commencement of our fiscal year, we have accepted deposits of $10,000 to purchase our common stock, which represents cash received pursuant to an agreement to purchase 1,250,000 shares of our common stock. We received deposits to purchase common stock in the amounts of $130,000 and 100,000 in our fiscal years ending July 31, 2006 and 2005. We raised approximately $320,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2005. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004.

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

ITEM 3 - CONTROLS AND PROCEDURES

      Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to Amazon Biotech and its consolidated subsidiaries is recorded, processed, summarized, and reported in a timely manner with the exception of those controls surrounding the issuance of the Company's common stock. As a result of the weak controls, the Company must amend its recently filed 10-KSB for the year ended July 31, 2006 for the authorization by the Company's directors to issue 3,175,000 shares of common stock of which 2,600,000 were issued at July 31, 2006. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

      None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

      On September 27, 2006, we approved the issuance of 17,500 shares of common stock to Networth Acquisitions, Inc. pursuant to the terms of a consulting agreement as a compensatory stock grant. Our board valued the common stock at $0.11 per share, for a total value of $1,925. The issuance was exempt under
Section 4(2) of the Act.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.

ITEM 6 - EXHIBITS


Item
 No.       Description                                                   Method of Filing
----       -----------                                                   ----------------
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


                                  AMAZON BIOTECH, INC.


December 20, 2006                  /s/ Mechael Kanovsky, Ph.D.
                                  ----------------------------
                                  Mechael Kanovsky, Ph.D.
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

December 20, 2006                 /s/Simcha Edell
                                  ----------------------------
                                  Simcha Edell
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)