Form 10KSB/A
period 2006-07-31
AMAZON BIOTECH INC
filed 2007-01-30
CIK 1088781

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
(Mark One)

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

      Documents Incorporated by Reference: None.

      Transitional Small Business Disclosure Format: No.

                                EXPLANATORY NOTE

This Amendment to Annual Report on Form 10KSB for the fiscal year ended July 31, 2006 (10KSB/A) is being filed to restate financial results for such period to reflect the authorization by the Company's directors to issue 3,175,000 shares of common stock of which only 2,600,000 were issued at July 31, 2006.

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

Item 7. Financial Statements

                                Table of Contents

Report of Independent Registered Public Accounting Firm                     F-1
Balance Sheets                                                              F-2
Statements of Operations                                                    F-3
Statements of Cash Flows                                                    F-4
Statement of Stockholders' Equity (Deficiency)                              F-6
Notes to Financial Statements                                               F-10

                              MEYLER & COMPANY, LLC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                  ONE ARIN PARK
                                 1715 HIGHWAY 35
                              MIDDLETOWN, NJ 07748


             Report of Independent Registered Public Accounting Firm

Board of Directors
Amazon Biotech, Inc.
New York, NY


We have audited the accompanying balance sheets of Amazon Biotech, Inc., (a Utah corporation in the development stage) as of July 31, 2006 (Restated) and 2005 and the related statements of operations, stockholders' equity (deficiency) and cash flows for the two years then ended (2006 - Restated) and cumulative inception (October 10, 2002) to July 31, 2006 (Restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Biotech, Inc. as of July 31, 2006 (Restated) and 2005 and the results of its operations and its cash flows for the two years then ended (2006 - Restated) and cumulative inception (October 10, 2002) to July 31, 2006 (Restated) in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note B of the financial statements, the Company has incurred net losses since inception of $12,492,857 and has no significant assets. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are more fully described in Note B to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Note A as to Restatement of financial statements of amounts previously reported.


                                                           Meyler & Company, LLC

Middletown, NJ
November 13, 2006
(Except as to Note A Restatement, and
Income Taxes, and Notes B and C as to
which  the date is  December 11, 2006)

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                                  July 31,
                                                                       ----------------------------
                                                                           2006            2005
                                                                       ------------    ------------
                                                                        (Restated)
                                     ASSETS
CURRENT ASSETS

    Cash                                                               $     10,158    $        696
    Current portion of prepaid consulting expenses                          572,314
                                                                       ------------    ------------

            Total Current Assets                                            582,472             696

OFFICE EQUIPMENT, net of accumulated depreciation of $4,484
    and 2,055, respectively                                                   2,803           5,232

OTHER ASSETS
     Long term portion of prepaid consulting expenses                       183,333
     Intangible assets - Production rights                                      300             300
                                                                       ------------    ------------

             Total Assets                                              $    768,908    $      6,228
                                                                       ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Demand note payable                                                                 $     53,000
   Accounts payable                                                    $     58,401          65,852
   Accrued consulting fees-officers                                         176,800          46,750
   Accrued payroll taxes                                                     79,317          71,001
   Accrued expenses                                                          61,296          31,516
   Due to affiliated companies                                               14,250           5,250
   Loan payable                                                              23,400
   Loan from officer                                                        158,655          68,045
   Deposit to acquire common stock                                          130,000         100,000
                                                                       ------------    ------------
            Total Current Liabilities                                       702,119         441,414

STOCKHOLDERS' EQUITY (DEFICIENCY)
    Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000
        Shares; $0.001 par value; issued and outstanding
        43,025,634 and 29,240,634 shares, respectively                       43,026          29,241
   Additional contributed capital                                        12,516,620       9,358,203
   Deficit accumulated during the development stage                     (12,492,857)     (9,822,630)
                                                                       ------------    ------------

               Total Stockholders' Equity (Deficiency)                       66,789        (435,186)
                                                                       ------------    ------------

             Total Liabilities and Stockholders' Equity (Deficiency)   $    768,908    $      6,228
                                                                       ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

                                                                                          Cumulative
                                                                                           Inception
                                                For the  Years Ended July 31,         (October 10, 2002)
                                          ----------------------------------------        to July 31,
                                                 2006                  2005                  2006
                                          ------------------    ------------------    ------------------
                                              (Restated)                                  (Restated)
COSTS AND  EXPENSES
   Stock based compensation               $          323,250    $          230,500    $          893,750
   Stock issued for services                       1,634,300             1,084,894             9,862,194
   Consulting fees                                    33,630                29,400               100,520
   Consulting fees-officers                          186,350               167,401               591,451
   Other general office expenses                     225,585               402,526               775,775
   Amortization of consulting fees                   261,103                                     261,103
   Interest expense                                    3,580                                       3,580
   Depreciation                                        2,429                 1,546                 4,484
                                          ------------------    ------------------    ------------------
               Total Costs and Expenses            2,670,227             1,916,267            12,492,857
                                          ------------------    ------------------    ------------------

NET LOSS                                  $       (2,670,227)   $       (1,916,267)   $      (12,492,857)
                                          ==================    ==================    ==================

NET LOSS PER SHARE OF COMMON
    STOCK (basic and diluted)             $            (0.08)   $            (0.07)   $            (0.58)
                                          ==================    ==================    ==================

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                             34,064,138            26,316,168            21,520,989
                                          ==================    ==================    ==================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                                                       Cumulative
                                                                                                        Inception
                                                              For the  Years Ended July 31,         (October 10, 2002)
                                                        ----------------------------------------        to July 31,
                                                               2006                  2005                  2006
                                                        ------------------    ------------------    ------------------
                                                            (Restated)                                  (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $       (2,670,227)   $       (1,916,267)   $      (12,492,857)
    Adjustments to reconcile net loss to cash flows
      from operating activities:
          Stock based compensation                                 323,250               230,500               893,750
          Stock issued for services                              1,634,300             1,084,894             9,862,194
          Depreciation expense                                       2,429                 1,546                 4,484
          Amortization of consulting fees                          261,103                                     261,103
    Operating expenses paid by officer                                                                          37,045
    Changes in assets and liabilities:
      Increase in accounts payable                                  90,451                58,595               156,303
      Increase (decrease) in accrued consulting
        fees -officers                                             153,450                (5,449)              200,200
      Increase in due to affiliated companies                        9,000                                       9,000
      Increase in accrued payroll taxes                              8,316                71,001                79,317
      Increase in accrued expenses                                  29,780                28,766                66,546
                                                        ------------------    ------------------    ------------------
         Net cash used in operating activities                    (158,148)             (446,414)             (922,915)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                           (4,236)               (7,287)
                                                        ------------------    ------------------    ------------------
         Net cash used in investing activities                                            (4,236)               (7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                                                      48,000                98,000
   Payments on demand note payable                                  (3,000)              (22,000)              (25,000)
   Proceeds from loan from officer                                  48,810                 5,500                64,310
   Payments on loan from officer                                    (8,200)               (1,500)              (15,700)
   Proceeds from deposit to acquire stock                          130,000               100,000               230,000
   Proceeds from issuance of common stock                                                320,250               588,750
                                                        ------------------    ------------------    ------------------

         Net cash provided by financing activities                 167,610               450,250               940,360
                                                        ------------------    ------------------    ------------------

         Net increase (decrease) in cash                             9,462                  (400)               10,158

CASH AT BEGINNING OF PERIOD                                            696                 1,096                    --
                                                        ------------------    ------------------    ------------------
CASH AT END OF PERIOD                                   $           10,158    $              696    $           10,158
                                                        ==================    ==================    ==================

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                        Cumulative
                                                                                                         Inception
                                                                 For the  Years Ended July 31,       (October 10, 2002)
                                                           ---------------------------------------       to July 31,
                                                                  2006                  2005               2006
                                                           ------------------   ------------------   ------------------
                                                               (Restated)                                 (Restated)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Interest paid                                           $            3,580   $                    $            3,580
                                                           ==================   ==================   ==================

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights          $                    $                    $              300
                                                           ==================   ==================   ==================

   Capitalization of ASYST liabilities                     $                    $                    $           77,055
                                                           ==================   ==================   ==================

   Recharacterization of ASYST accumulated deficit upon
      reverse merger                                       $                    $                    $          375,997
                                                           ==================   ==================   ==================

   Issuance of common stock for stock based compensation   $          323,250   $          230,500   $          893,750
                                                           ==================   ==================   ==================

   Issuance of common stock for services                   $        1,634,300   $        1,084,894   $        9,862,194
                                                           ==================   ==================   ==================

   Demand note payable paid by officer                     $           50,000   $           23,000   $           73,000
                                                           ==================   ==================   ==================

   Issuance of common stock for payment of accounts
      payable                                              $           97,902   $                    $           97,902
                                                           ==================   ==================   ==================

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                            July 31, 2006 (Restated)

                                                      Preferred Stock              Common Stock             Additional
                                                 -------------------------   --------------------------    Contributed
                                                    Shares        Amount        Shares         Amount        Capital
                                                 -----------   -----------   -----------    -----------    -----------
Balance at July 31, 2003                                  --   $        --       449,072    $       449    $   298,493
ASYST pre-acquisition net loss
December 10, 2001- 3 for 1 split                                                 898,144            898           (898)
February 12, 2004- 8 for 1 reverse split                                      (1,178,332)        (1,178)         1,178
Recharacterize accumulated deficit upon merger                                                                (375,697)
Capitalization of ASYST liabilities                                                                             77,055
Cancellation of ASYST shares                                                    (131,250)          (131)           131
                                                 -----------   -----------   -----------    -----------    -----------
Balance prior to merger                                   --            --        37,634             38            262

Exchange of 16,000,000 shares of ASYST                                        16,000,000         16,000        (16,000)
 for Amazon Biotech, Inc.
Issuance of 4,290,000 shares for consulting                                    4,290,000          4,290      4,285,710
 services valued at $1.00 per share
Proceeds from issuance of 750,000 shares                                         750,000            750          1,250
 at $.0027 per share
Proceeds from issuance of 200,000 shares                                         200,000            200         99,800
 at $0.50 per share
Proceeds from issuance of 120,000 shares                                         120,000            120        119,880
 at $1.00 per share
Proceeds from issuance of 50,000 shares                                           50,000             50         46,450
 at $0.93 per share
Issuance of 1,993,000 shares for consulting                                    1,993,000          1,993      1,991,007
 services valued at $1.00 per share
Issuance of 1,200,000 shares for consulting                                    1,200,000          1,200      1,198,800
 services valued at $1.00 per share
Net Loss for the year ended July 31, 2004
                                                 -----------   -----------   -----------    -----------    -----------
 Balance at July 31, 2004                                 --            --    24,640,634         24,641      7,727,159

                                                                Income (Deficit)
                                                                  Accumulated          Total
                                                                  During the        Stockholders
                                                  Accumulated     Development          Equity
                                                    Deficit          Stage          (Deficiency)
                                                  -----------   ----------------    -----------
Balance at July 31, 2003                          $  (353,048)  $          3,087    $    (51,019)
ASYST pre-acquisition net loss                        (26,036)                           (26,036)
December 10, 2001- 3 for 1 split
February 12, 2004- 8 for 1 reverse split
Recharacterize accumulated deficit upon merger        379,084             (3,087)            300
Capitalization of ASYST liabilities                                                       77,055
Cancellation of ASYST shares
                                                  -----------   ----------------    ------------
Balance prior to merger                                    --                 --             300

Exchange of 16,000,000 shares of ASYST
 for Amazon Biotech, Inc.
Issuance of 4,290,000 shares for consulting                                            4,290,000
 services valued at $1.00 per share
Proceeds from issuance of 750,000 shares                                                   2,000
 at $.0027 per share
Proceeds from issuance of 200,000 shares                                                 100,000
 at $0.50 per share
Proceeds from issuance of 120,000 shares                                                 120,000
 at $1.00 per share
Proceeds from issuance of 50,000 shares                                                   46,500
 at $0.93 per share
Issuance of 1,993,000 shares for consulting                                            1,993,000
 services valued at $1.00 per share
Issuance of 1,200,000 shares for consulting                                            1,200,000
 services valued at $1.00 per share
Net Loss for the year ended July 31, 2004                             (7,906,363)     (7,906,363)
                                                  -----------   ----------------    ------------
 Balance at July 31, 2004                                  --         (7,906,363)       (154,563)

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                            July 31, 2006 (Restated)

                                                   Preferred Stock              Common Stock           Additional
                                              -------------------------   -------------------------   Contributed
                                                Shares        Amount        Shares         Amount       Capital
                                              -----------   -----------   -----------   -----------   -----------

 Balance at July 31, 2004                              --   $        --    24,640,634   $    24,641   $ 7,727,159

Proceeds from issuance of 100,000 shares                                      100,000           100        49,900
 at $0.50 per share
Issuance of 540,000 shares for services                                       540,000           540       253,260
 valued at $0.47 per share
Issuance of 180,000 shares for services                                       180,000           180        89,820
 valued at $0.50 per share
Proceeds from issuance of 100,000 shares at                                   100,000           100        49,900
 $0.50 per share
Issuance of 1,500,000 shares for services                                   1,500,000         1,500       418,500
 valued at $0.28 per share
Issuance of 120,000 shares for services                                       120,000           120        33,480
 valued at $0.28 per share
Proceeds from issuance of 200,000 shares                                      200,000           200        99,800
 at $0.50 per share
Proceeds from issuance of 300,000 shares                                      300,000           300       149,700
 at $0.50 per share
Costs incurred in private placement                                                                       (29,750)
Issuance of 125,000 common stock warrants                                                                  77,494
Issuance of 10,000 shares for services
 valued at $0.65 per share                                                     10,000            10         6,490
Issuance of 1,550,000 shares for services
 valued at $0.28 per share                                                  1,550,000         1,550       432,450
Net Loss for the year ended July 31, 2005
                                              -----------   -----------   -----------   -----------   -----------
Balance at July 31, 2005                               --            --    29,240,634        29,241     9,358,203

                                                            Income (Deficit)
                                                               Accumulated          Total
                                                                During the      Stockholders
                                              Accumulated      Development         Equity
                                                Deficit           Stage         (Deficiency)
                                              -----------   ----------------    ------------

 Balance at July 31, 2004                     $        --   $     (7,906,363)   $   (154,563)

Proceeds from issuance of 100,000 shares                                              50,000
 at $0.50 per share
Issuance of 540,000 shares for services                                              253,800
 valued at $0.47 per share
Issuance of 180,000 shares for services                                               90,000
 valued at $0.50 per share
Proceeds from issuance of 100,000 shares at                                           50,000
 $0.50 per share
Issuance of 1,500,000 shares for services                                            420,000
 valued at $0.28 per share
Issuance of 120,000 shares for services                                               33,600
 valued at $0.28 per share
Proceeds from issuance of 200,000 shares                                             100,000
 at $0.50 per share
Proceeds from issuance of 300,000 shares                                             150,000
 at $0.50 per share
Costs incurred in private placement                                                  (29,750)
Issuance of 125,000 common stock warrants                                             77,494
Issuance of 10,000 shares for services
 valued at $0.65 per share                                                             6,500
Issuance of 1,550,000 shares for services
 valued at $0.28 per share                                                           434,000
Net Loss for the year ended July 31, 2005                         (1,916,267)     (1,916,267)
                                              -----------   ----------------    ------------
Balance at July 31, 2005                               --         (9,822,630)       (435,186)

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                            July 31, 2006 (Restated)

                                                  Preferred Stock               Common Stock            Additional
                                             -------------------------   --------------------------    Contributed
                                                Shares        Amount        Shares         Amount        Capital
                                             -----------   -----------   -----------    -----------    -----------
Balance at July 31, 2005                              --   $        --    29,240,634    $    29,241    $ 9,358,203

Shares issued under S-8 for consulting
 services at $0.17 per share                                                 750,000            750        126,750
Shares issued under S-8 for legal services
 at $0.13022 per share pursuant to a
 10b5-1 plan                                                                 204,000            204         26,361
Shares issued for consulting services
 at $0.17 per share                                                        1,250,000          1,250        211,250
Shares issued under S-8 for legal services
 at $0.30 per share pursuant to a
 10b5-1 plan                                                                  76,000             76         22,724
Shares issued under S-8 for consulting
 services at $0.30 per share                                                 420,000            420        125,580
Shares voluntarily surrendered by officer
 for no consideration                                                       (640,000)          (640)           640
Shares issued to officer for services
 rendered at $0.31 per share                                                  75,000             75         23,175
Shares issued under S-8 for consulting
 services at $0.26 per share                                                 580,000            580        150,220
Shares issued under S-8 for legal services
 at  $0.20895 per share pursuant to a
 10b5-1 plan                                                                  60,000             60         12,477
Shares issued for consulting services
 at $0.19 per share                                                           50,000             50          9,450
Shares issued under S-8 to officer for
 services rendered at $0.17 per share                                        150,000            150         25,350
Shares issued under S-8 for consulting
 services at $0.19 per share                                               1,500,000          1,500        283,500
Shares issued under S-8 for consulting
 services at $0.27 per share                                               1,000,000          1,000        269,000

                                                                                   Income (Deficit)
                                                                                     Accumulated         Total
                                                                                      During the      Stockholders
                                                                     Accumulated     Development         Equity
                                                                       Deficit         Stage          (Deficiency)
                                                                     -----------   ----------------   ------------
Balance at July 31, 2005                                             $        --   $     (9,822,630)  $   (435,186)

Shares issued under S-8 for consulting
 services at $0.17 per share                                                                               127,500
Shares issued under S-8 for legal services
 at $0.13022 per share pursuant to a
 10b5-1 plan                                                                                                26,565
Shares issued for consulting services
 at $0.17 per share                                                                                        212,500
Shares issued under S-8 for legal services
 at $0.30 per share pursuant to a
 10b5-1 plan                                                                                                22,800
Shares issued under S-8 for consulting
 services at $0.30 per share                                                                               126,000
Shares voluntarily surrendered by officer
 for no consideration
Shares issued to officer for services
 rendered at $0.31 per share                                                                                23,250
Shares issued under S-8 for consulting
 services at $0.26 per share                                                                               150,800
Shares issued under S-8 for legal services
 at  $0.20895 per share pursuant to a
 10b5-1 plan                                                                                                12,537
Shares issued for consulting services
 at $0.19 per share                                                                                          9,500
Shares issued under S-8 to officer for
 services rendered at $0.17 per share                                                                       25,500
Shares issued under S-8 for consulting
 services at $0.19 per share                                                                               285,000
Shares issued under S-8 for consulting
 services at $0.27 per share                                                                               270,000

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
                            July 31, 2006 (Restated)



                                                      Preferred Stock              Common Stock           Additional
                                                 -------------------------   --------------------------  Contributed
                                                   Shares         Amount       Shares        Amount        Capital
                                                 -----------   -----------   -----------   -----------   -----------
Shares issued under S-8 for consulting
 services at $0.28 per share                                                   1,200,000   $     1,200   $   334,800
Shares issued for consulting services at
 $0.29 per share                                                                  75,000            75        21,675
Shares issued under S-8 for legal
 services at $0.20 per share
 pursuant to a 10b5-1 plan                                                       100,000           100        19,900
Shares issued to officer for services
 rendered at $0.22 per share                                                   1,200,000         1,200       262,800
Shares issued for consulting services at
 $0.22 per share                                                               2,000,000         2,000       438,000
Shares issued for consulting services at
 $0.20 per share                                                               3,000,000         3,000       597,000
Shares issued for penalties at $0.20 per
 share relating to late filing of
 registration statement                                                          360,000           360        71,640
Shares issued to officer for services
 rendered at $0.14 per share                                                      75,000            75        10,425
Shares issued under S-8 for legal services
 at $0.16 per share pursuant to a
 10b5-1 plan                                                                     100,000           100        15,900
Proceeds from sale of stock at $0.30315 per
 share                                                                           200,000           200        60,429
Valuation of warrants attached to common stock                                                                39,371
Net Loss for the year ended July 31, 2006
                                                 -----------   -----------   -----------   -----------   -----------
Balance at July 31, 2006                                                --   $43,025,634   $    43,026   $12,516,620
                                                 ===========   ===========   ===========   ===========   ===========

                                                                                    Income (Deficit)
                                                                                      Accumulated         Total
                                                                                       During the      Stockholders
                                                                     Accumulated      Development         Equity
                                                                       Deficit           Stage         (Deficiency)
                                                                    -------------   ----------------   ------------
Shares issued under S-8 for consulting
 services at $0.28 per share                                                                           $    336,000
Shares issued for consulting services at
 $0.29 per share                                                                                             21,750
Shares issued under S-8 for legal
 services at $0.20 per share
 pursuant to a 10b5-1 plan                                                                                   20,000
Shares issued to officer for services
 rendered at $0.22 per share                                                                                264,000
Shares issued for consulting services at
 $0.22 per share                                                                                            440,000
Shares issued for consulting services at
 $0.20 per share                                                                                            600,000
Shares issued for penalties at $0.20 per
 share relating to late filing of
 registration statement                                                                                      72,000
Shares issued to officer for services
 rendered at $0.14 per share                                                                                 10,500
Shares issued under S-8 for legal services
 at $0.16 per share pursuant to a
 10b5-1 plan                                                                                                 16,000
Proceeds from sale of stock at $0.30315 per
 share                                                                                                       60,629
Valuation of warrants attached to common stock                                                               39,371
Net Loss for the year ended July 31, 2006                                                 (2,670,227)    (2,670,227)
                                                                    -------------   ----------------   ------------
Balance at July 31, 2006                                            $          --   $    (12,492,857)  $     66,789
                                                                    =============   ================   ============

                See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

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

Restatement

The balance sheet at July 31, 2006, was restated for the authorization to issue 3,175,000 shares of common stock issued as stock based compensation, stock for services, and accrued expenses which were not included as issued in the financial statements as originally filed. The effect of these changes was to increase common stock by $3,175, additional contributed capital by $627,325, and deficit accumulated during the development stage by $630,500.

The statement of operations for the year ended July 31, 2006, and cumulative inception (October 10, 2002) to July 31, 2006, were restated to properly reflect stock based compensation, stock for services, consulting fees, consulting fees - officers, and other general office expenses. The effect of these changes was to increase the net loss for the year ended July 31, 2006 and cumulative inception (October 10, 2002) to July 31, 2006 by $630,500.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

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

At July 31, 2006, the Company has net operating loss carryforwards for tax purposes of approximately $7,157,000 which expire in 2024. Since the Company has generated operating losses since inception, a deferred tax asset of approximately $2,505,000 has been offset by a valuation allowance of $2,505,000. The valuation allowance increased by $648,000 during the year ended July 31, 2006.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has had no sales revenues, has incurred net losses since inception of $12,492,857 and has no significant assets at July 31, 2006. The Company is seeking to raise capital through private placements. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE C - COMMON STOCK (CONTINUED)

On March 3, 2004, the Company issued 4,290,000 shares under an S-8 Filing with the Securities and Exchange Commission to consultants at $1.00 per share. The aggregate remuneration of $4,290,000 has been recorded as stock based compensation expense in the current year.

In March and April 2004, the Company under a revised private placement plan sold 120,000 shares of its common stock and 120,000 warrants at $6.00 per share to investors at $1.00 per share, realizing $120,000. Each warrant is entitled to purchase one share of common stock.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE C - COMMON STOCK (CONTINUED)

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

On October 26, 2005, the Company issued 76,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission at $0.30 per share as payment for accrued expenses in the amount of $22,800.

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

On January 31, 2006, the Company issued 60,000 shares of common stock under an S-8 Filing with the Securities and Exchange Commission at $0.20895 per share as payment for accounts payable in the amount of $12,537.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE C - COMMON STOCK (CONTINUED)

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

On April 11, 2006, the Company authorized the issuance of 75,000 shares of common stock to consultants pursuant to a twelve month consulting agreement. Prepaid consulting fees of $21,750 was recorded based on $0.29 per share. At July 31, 2006, the shares have yet to be issued however, they have been included in shares issued and outstanding at July 31, 2006.

On April 26, 2006, the Company issued 100,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission at $0.20 per share as payment for accrued expenses in the amount of $20,000.

On May 11, 2006, the Company issued 1,200,000 shares of its common stock to an employee and major stockholder for services rendered. Stock based compensation of $264,000 was recorded based on $0.22 per share.

On June 4, 2006, the Company issued 2,000,000 shares of its common stock to a consultant pursuant to a two year consulting agreement. Prepaid consulting fees of $440,000 was recorded based on $0.22 per share. At July 31, 2006, the shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2006.

On June 13, 2006, the Company authorized the issuance of 3,000,000 shares of its common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $600,000 was recorded based on $0.20 per share. At July 31, 2006, the Company has not issued 500,000 of the shares however they have been included in shares issued and outstanding at July 31, 2006.

On June 27, 2006, the Company issued 360,000 shares of its common stock to a consultant as a penalty for the late filing of a registration statement. Stock for services of $72,000 was recorded based on $0.20 per share.

On July 1, 2006, the Company authorized the issuance of 75,000 shares of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $10,500 was recorded based on $0.14 per share. At July 31, 2006, the shares have yet to be issued however they have been included in shares issued and outstanding at July 31, 2006.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE C - COMMON STOCK (CONTINUED)

On July 17, 2006, the Company issued 100,000 shares of its common stock under an S-8 filing with the Securities and Exchange Commission at $0.16 per share as payment for accrued expenses in the amount of $16,000.

On July 17, 2006, the Company issued 200,000 shares of its common stock under a unit offering which was sold at $0.50 per unit. Each unit consisted of one share of common stock and one common stock warrant. The Company employed a valuation consultant to value the unit offering. As such, the fair value of each share sold was valued at $0.30315 or $60,629 and the fair value of each warrant was valued at $0.19686 per warrant or $39,371. At July 31, 2006, 30,000 shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2006.

Included in shares of common stock issued and outstanding at July 31, 2006, are 3,605,000 shares authorized for issuance by the Directors of the Company which have not been issued by the Company's stock transfer agent.

NOTE D - OFFICE EQUIPMENT

Office equipment is comprised of the following at July 31,

                                                2006           2005
                                             -----------    -----------
       Computer equipment                    $     7,287    $     7,287
       Less accumulated depreciation              (4,484)        (2,055)
                                             -----------    -----------

       Office equipment, net                 $     2,803    $     5,232
                                             ===========    ===========

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE F - DEPOSIT TO ACQUIRE COMMON STOCK (CONTINUED)

Deposit to acquire common stock of $100,000 at July 31, 2005, represents cash received pursuant to a Securities Purchase Agreement for 200,000 units of the Company's common stock. Each unit, costing $.50, consists of one share of common stock and a warrant to purchase one additional share of common stock at an exercise price of $1.13 per share. The deposit is non-interest bearing. The shares were issued on July 17, 2006.

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

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                            July 31, 2006 (Restated)

NOTE H - STOCK WARRANTS (CONTINUED)

The following table summarizes transactions in stock warrants through July 31, 2006:

                                            Weighted Average       Warrants       Weighted Average
                             Warrants        Exercise Price      Exercisable       Exercise Price
                         ----------------   ----------------   ----------------   ----------------
Balance, July 31, 2004            270,000        $6.00                  270,000        $6.00
Granted                         1,275,000         1.02                  875,000         1.16
Exercised
Cancelled

                         ----------------                      ----------------
Balance, July 31, 2005          1,545,000         1.89                1,145,000         2.30
Granted                           200,000         1.13                  200,000         1.13
Exercised
Cancelled
                         ----------------                      ----------------
Balance, July 31, 2006          1,745,000         1.80                1,345,000         2.13
                         ================                      ================

As of July 31, 2006, there were 1,745,000 common stock warrants outstanding with a weighted average remaining life of 3.58 years and a weighted average price of $1.80.

Assumptions used to value stock warrants issued to outside consultants to the Company are as follows:

                                                For the Year Ended
                                                    July 31,
                                               --------------------
                                                 2006        2005
                                               --------    --------

                Annual dividend                   N/A         No
                Volatility                        N/A        .1%
                Risk free interest rate           N/A         5%
                Expected life-years               N/A         5

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

Item 8A. Controls and Procedures.

      We carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure with the exception of those controls surrounding the issuance of the Company's common stock. These weak controls resulted in the filing of this 10-KSB/A for the year ended July 31, 2006 to restate financial results for such period to reflect the authorization by the Company's directors to issue 3,175,000 shares of common stock of which only 2,600,000 were issued at July 31, 2006.

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

                                            Annual Compensation                      Long-Term Compensation
                                                                                                      Common Shares
                                                                                                        Underlying         All
                                                                                       Restricted        Options          Other
                                                                      Other Annual       Stock           Granted         Compen
    Name and Position         Year        Salary           Bonus      Compensation     Awards ($)       (# Shares)       -sation
Mechael Kanovsky              2006        $36,000            -0-            -0-            -0-             -0-              -0-
President and Director        2005            -0-            -0-     $67,500(1)

Simcha Edell                  2006        $34,800            -0-            -0-         $33,750(2)         -0-              -0-
Chief Financial Officer       2005          2,900            -0-            -0-            -0-             -0-              -0-
and Director
As of July 2005

(1) Includes $29,500 paid for services rendered as a consultant and (i) $10,000 pursuant to grants of common stock valued at $0.50 per share and
      (ii) $28,000 pursuant to grants of common stock valued at $0.28 per share.

(2) Mr. Edell's employment agreement provides for (i) 75,000 shares to be issued upon execution of such agreement, which shares were valued at $23,250 and (ii) 75,000 shares at July 1, 2006, which shares were valued at $10,500. As of the date of this annual report, these shares have not yet been issued.

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


                                        Number Of Shares
    Name And Address (1)               Beneficially Owned     Percentage Owned
    --------------------               ------------------     ----------------

Esriel Silberer                             10,000,000               25.4%
Mechael Kanovsky                               170,000               *
Simcha Edell                                   150,000(2)            *
All directors and officers as a group          320,000               *
(2 persons)
--------------------------

* Less than 1% of the outstanding shares of common stock.

(1) Unless otherwise noted, the address for each person is 43 West 33rd Street, Suite 405, New York, NY 10001.

(2) Represents shares due Mr. Edell per his employment agreement which have not yet been issued.

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

Audit Fees

      Meyler & Company, LLC, billed us $32,500 in fees for our annual audit for the year ended July 31, 2006 (of which $7,500 was related to the restatement of our July 31, 2006 financials), and $15,000 in fees for the review of our quarterly financial statements for that year.

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

                                            AMAZON BIOTECH, INC.


                                            By:/s/ Mechael Kanovsky, Ph.D.
                                               ---------------------------------
                                                   Mechael Kanovsky, Ph.D.
                                                   President, Director


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

Signatures                                  Title                                                Date
-------------------------------------------------------------------------------------------------------------------


/s/ Mechael Kanovsky, Ph.D.                 President, Director                         January 30, 2007
---------------------------
Mechael Kanovsky, Ph.D.


/s/ Simcha Edell                            Chief Financial Officer, Director           January 30, 2007
---------------------------
Simcha Edell