Form 10QSB
period 2007-01-31
AMAZON BIOTECH INC
filed 2007-03-26
CIK 1088781

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended January 31, 2007
                                     ----------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As February 28, 2007, 43,688,134 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes __ No X

          =============================================================

PART 1:  FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                                      January 31,      July 31,
                                                                         2007            2006
                                                                     ------------    ------------
                                                                      (Unaudited)      (Restated)
                                     ASSETS

CURRENT ASSETS
    Cash                                                             $        833    $     10,158
   Current portion of prepaid consulting expenses                         302,984         572,314
                                                                     ------------    ------------

               Total Current Assets                                       303,817         582,472

OFFICE EQUIPMENT, net of accumulated depreciation of $5,699
    and $4,484 at January 31, 2007 and July 31, 2006, respectively          1,588           2,803

OTHER ASSETS
    Long term portion of prepaid consulting expenses                       72,465         183,333
    Intangible assets - Production rights                                     300             300
                                                                     ------------    ------------

    Total Assets                                                     $    378,170    $    768,908
                                                                     ============    ============


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Accounts payable                                                 $    106,629    $     58,401
   Accrued consulting fees - officers                                     267,100         176,800
    Accrued payroll taxes                                                  82,047          79,317
    Accrued expenses                                                       36,724          61,296
    Due to affiliated companies                                            18,675          14,250
    Loan payable                                                           23,400          23,400
    Loans from officer                                                    182,425         158,655
   Deposit to acquire common stock                                        140,000         130,000
                                                                     ------------    ------------
              Total Current Liabilities                                   857,000         702,119

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock, authorized 2,000,000 shares;
        $0.001 par value; no shares issued and outstanding
   Common stock, authorized 50,000,000 shares;
       $0.001 par value; 45,293,134 and 43,025,634
     shares issued and outstanding at January 31, 2007
        and July 31, 2006, respectively                                    45,293          43,026
   Additional contributed capital                                      12,701,278      12,516,620
   Deficit accumulated during the development stage                   (13,225,401)    (12,492,857)
                                                                     ------------    ------------

   Stockholders' Equity (Deficiency)                                     (478,830)         66,789
                                                                     ------------    ------------

   Total Liabilities and Stockholders' Equity (Deficiency)           $    378,170    $    768,908
                                                                     ============    ============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                      Cumulative:
                                                                                                      Inception
                                      For the Three Months Ended       For the Six Months Ended      (October 10,
                                              January 31,                    January  31,              2002) to
                                     ----------------------------    ----------------------------     January 31,
                                         2007            2006            2007            2006            2007
                                     ------------    ------------    ------------    ------------    ------------
COSTS AND EXPENSES
   Stock based compensation          $       --      $     23,250    $      --       $     23,250    $    893,750
   Stock issued for services              142,500         150,800         144,425         616,800      10,006,619
   Amortization of consulting fees        202,196          20,000         400,198          20,000         661,301
   Consulting fees                           --             3,000           8,541           6,000         109,061
   Consulting fees-officers                47,400          74,150          94,800         122,600         686,251
   Other general office expenses           47,595          35,218          83,338          72,548         859,113
    Interest expense                         --              --                27            --             3,607
   Depreciation                               608             607           1,215           1,214           5,699
                                     ------------    ------------    ------------    ------------    ------------

   Total Costs and Expenses               440,299         307,025         732,544         862,412      13,225,401
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                             $   (440,299)   $   (307,025)   $   (732,544)   $   (862,412)    (13,225,401)
                                     ============    ============    ============    ============    ============


NET LOSS PER SHARE OF COMMON
  STOCK (Basic and diluted)          $      (0.01)   $      (0.01)   $      (0.02)   $      (0.03)   $      (0.54)
                                     ============    ============    ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING           44,513,243      31,736,156      43,772,267      31,198,330      24,509,549
                                     ============    ============    ============    ============    ============


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                    Cumulative:
                                                                                    Inception
                                                     For the Six Months Ended      (October 10,
                                                           January  31,              2002) to
                                                   ----------------------------     January 31,
                                                       2007            2006            2007
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                        $   (732,544)   $   (862,412)   $(13,225,401)
   Stock based compensation                                --            23,250         893,750
   Stock issued for services                            144,425         616,800      10,006,619
   Depreciation expense                                   1,215           1,214           5,699
   Amortization of consulting fees                      400,198          20,000         661,301
   Operating expenses paid by officer                                                    37,045
   Changes in assets and liabilities:
     Increase in accounts payable                        70,728          28,242         227,031
     Increase in accrued consulting
        fees -officers                                   90,300         118,500         290,500
     Increase in accrued payroll taxes                    2,730             648          82,047
     Increase (Decrease) in accrued expenses            (24,572)         36,477          41,974
     Increase in due to affiliated companies              4,425            --            13,425
                                                   ------------    ------------    ------------
       Net cash used in operating activities            (43,095)        (17,281)       (966,010)

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of office equipment                                                          (7,287)
                                                   ------------    ------------    ------------
       Net cash used in investing activities                                             (7,287)
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from demand note payable                                                     98,000
   Payments on demand note payable                                                      (25,000)
   Proceeds from loan from officer                       23,950          17,010          88,260
   Payments on loan from officer                           (180)                        (15,880)
   Proceeds from deposit to acquire stock                10,000            --           240,000
   Proceeds from issuance of common stock                                               588,750
                                                   ------------    ------------    ------------

       Net cash provided by financing activities         33,770          17,010         974,130
                                                   ------------    ------------    ------------

       Net increase (decrease) in cash                   (9,325)           (271)            833

CASH AT BEGINNING OF PERIOD                              10,158             696
                                                   ------------    ------------    ------------

CASH AT END OF PERIOD                              $        833    $        425    $        833
                                                   ============    ============    ============

                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)


                                                                                    Cumulative:
                                                                                    Inception
                                                     For the Six Months Ended      (October 10,
                                                           January  31,              2002) to
                                                   ----------------------------     January 31,
                                                       2007            2006            2007
                                                   ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

   Cash paid for interest                          $        27    $               $     3,607
                                                   ===========     =============   ===========


        NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Issuance of common stock for production rights  $               $               $       300
                                                   ===========     =============   ===========

   Capitalization of ASYST liabilities             $               $               $    77,055
                                                   ===========     =============   ===========

   Recharacterization of ASYST accumulated deficit
       upon reverse merger                         $               $               $   375,997
                                                   ===========     =============   ===========

   Issuance of common stock for stock based
     compensation                                  $               $      23,250   $   893,750
                                                   ===========     =============   ===========

   Issuance of common stock for services           $   144,425     $     616,800   $10,006,619
                                                   ===========     =============   ===========

   Demand note payable paid by officer             $               $      50,000   $    73,000
                                                   ===========     =============   ===========

   Issuance of common stock for prepaid
          consulting fees                          $    20,000     $     120,000   $ 1,036,750
                                                   ===========     =============   ===========

   Issuance of common stock for payment of
          accounts payable                         $    22,500     $      39,102   $   120,402
                                                   ===========     =============   ===========

   Payoff accrued consulting fees - officer with
          loan payable                             $               $               $    23,400
                                                   ===========     =============   ===========

   Issuance of common stock and reduction of
          deposits to acquire common stock         $               $               $   100,000
                                                   ===========     =============   ===========


                 See accompanying notes to financial statements.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2007


NOTE A - BASIS OF PRESENTATION

           The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. annual report on Form 10-KSB/A for the year ended July 31, 2006.

NOTE B - RELATED PARTY TRANSACTIONS

            Loans from officer increased by $23,770 during the six months ended January 31, 2007, as an officer made loans to the company for working capital in the amount of $23,950 and was repaid $180.

NOTE C - ISSUANCE OF COMMON STOCK

            On September 27, 2006 the Company authorized the issuance of 17,500 shares of common stock to a consultant for services rendered. Stock for services of $1,925 was recorded based on $0.11 per share. At January 31, 2007, the Company owes the consultant a balance of $1,075, pursuant to the consulting agreement, which is included in accrued expenses.

           On November 1, 2006 the Company entered into a consulting agreement for a term of one year, whereby it was to issue 250,000 shares of common stock. Prepaid consulting fees of $22,500 were recorded based on $0.09 per share. The shares were included in an S-8 filing with the Securities and Exchange Commission.

           On December 6, 2006, the Company authorized the issuance of 250,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission at $0.09 per share as payment for accrued legal services in the amount of $22,500

            On December 7, 2006, the Company authorized the issuance of 1,750,000 shares of common stock to a consultant upon receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company's AIDS drug preparation. Stock for services of $140,000 was recorded based on $0.08 per share. The shares were included in an S-8 filing with the Securities and Exchange Commission.

           Included in shares of common stock outstanding at January 31, 2007, are 3,605,000 shares authorized for issuance by the Directors of the Company which have not been issued by the Company's stock transfer agent.

                              AMAZON BIOTECH, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                                January 31, 2007


NOTE D - GOING CONCERN

           As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $13,225,401 since inception, has negative working capital, stockholders' deficiency, and is considered a company in the development stage. Management's plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE E - CONSULTING AGREEMENT

            On November 1, 2006 the Company entered into a consulting agreement with Yossi Tzairi for a term of one year whereby
            250,000 shares of common stock were issued on execution of the agreement. The Company is also obligated to issue an additional 1,750,000 shares of common stock to this consultant upon receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company's AIDS drug preparation. See Note C. The contract also calls for the consultant to receive an additional 4,500,000 shares of common stock upon the receipt of a signed contract on licensing and marketing rights for the Company's AIDS drug. The shares are to be included in an S-8 filing with the Securities and Exchange Commission.

NOTE F - SUBSEQUENT EVENTS

            On February 6, 2007, the Company entered into a one year agreement with Danny Smolowitz, a consultant for the purpose of finding an executive officer for the Company. The agreement provides for the consultant to be issued 3,000,000 shares of common stock upon the Company's receipt of a signed confirmation of intent with an executive to act as President and Director of the Company. In addition, the agreement provides that the consultant to be issued an additional 2,000,000 shares of common stock upon the Company's receipt of a signed letter of agreement with said executive.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report as well as the "Risk Factors" set forth in Section 1A of our annual report on Form 10-KSB, which are incorporated herein by reference. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

      To help substantiate this immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA, which will be initiated shortly after we receive sufficient operating capital. This is the first case of an IND being given to plant pharmaceutical drug specifically for HIV/AIDS, probably a function of the FDA's interest to rapidly expedite potential drugs for this clinical area, and a testimonial to the drug's apparent safety.

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

Liquidity and Capital Resources

      We currently have limited working capital with which to satisfy our cash requirements. We had no revenues for the three month period ended January 31, 2007 or since inception. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

      We have financed our operations primarily through private sales of equity securities. We anticipate that we will need at least $2,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities, however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

Off Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

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

      None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5 - OTHER INFORMATION

      None.


ITEM 6 - EXHIBITS

  Item No.                           Description                                Method of Filing
-------------- -------------------------------------------------------- ---------------------------------
    31.1       Certification of Mechael Kanovsky, Ph.D. pursuant to     Filed electronically herewith.
               Rule 13a-14(a)
-------------- -------------------------------------------------------- ---------------------------------
    31.2       Certification of Simcha Edell pursuant to Rule           Filed electronically herewith.
               13a-14(a)
-------------- -------------------------------------------------------- ---------------------------------
    32.1       Chief Executive Officer Certification pursuant to        Filed electronically herewith.
               18U.S.C. ss. 1350 adopted pursuant to Section 906 of
               the            Sarbanes Oxley Act of 2002
-------------- -------------------------------------------------------- ---------------------------------
    32.2       Chief Financial Officer Certification pursuant to 18     Filed electronically herewith.
               U.S.C. ss. 1350 adopted pursuant to Section 906 of the
               Sarbanes Oxley Act of 2002
-------------- -------------------------------------------------------- ---------------------------------

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AMAZON BIOTECH, INC.


March 26, 2007                    /s/ Mechael Kanovsky, Ph.D.
                                  ------------------------------------------
                                  Mechael Kanovsky, Ph.D.
                                  President and Chief Executive Officer
                                  Principal Executive Officer)

March 26, 2007                    /s/Simcha Edell
                                  ------------------------------------------
                                  Simcha Edell
                                  Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)