Form 10QSB
period 2007-04-30
AMAZON BIOTECH INC
filed 2007-06-19
CIK 1088781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As June 15, 2007, 15,429,378 shares of our common stock were outstanding, excluding fractional share interests resulting from our reverse split effective June 6, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

BALANCE SHEETS

	April 30, 2007	July 31, 2006
	(Unaudited)	(Restated)
ASSETS

CURRENT ASSETS
Cash	$218	$10,158
Current portion of prepaid consulting expenses	232,444	572,314

Total Current Assets	232,662	582,472

OFFICE EQUIPMENT, net of accumulated depreciation of $6,306
and $4,484 at April 30, 2007 and July 31, 2006, respectively	981	2,803

OTHER ASSETS
Long term portion of prepaid consulting expenses	18,333	183,333
Intangible assets - Production rights	300	300

Total Assets	$252,276	$768,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$112,420	$58,401
Accrued consulting fees - officers	268,100	176,800
Accrued payroll taxes	90,399	79,317
Accrued expenses	53,751	61,296
Accrued expenses payable in common stock	121,451
Due to affiliated companies	20,175	14,250
Loan payable	23,400	23,400
Loans from officers	61,885	158,655
Deposit to acquire common stock	167,480	130,000
Total Current Liabilities	919,061	702,119

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, authorized 2,000,000 shares;
$0.001 par value; no shares issued and outstanding
Common stock, authorized 50,000,000 shares;
$0.001 par value; 50,000,000 and 43,025,634
shares issued and outstanding at April 30, 2007
and July 31, 2006, respectively	50,000	43,026
Additional contributed capital	13,032,620	12,516,620
Deficit accumulated during the development stage	(13,749,405)	(12,492,857)

Stockholders’ Equity (Deficiency)	(666,785)	66,789

Total Liabilities and Stockholders’ Equity (Deficiency)	$252,276	$768,908

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended		Cumulative Inception(October 10, 2002)
	April 30,		April 30,		to April 30,
	2007	2006	2007	2006	2007

COSTS AND EXPENSES
Stock based compensation		$25,500		$48,750	$893,750
Stock issued for services	$299,500	345,500	$443,925	962,300	10,306,119
Amortization of consulting fees	127,172	59,063	527,370	79,063	788,473
Consulting fees			8,541	6,000	109,061
Consulting fees-officers	47,400	28,050	142,200	150,650	733,651
Other general office expenses	49,315	35,198	132,653	107,746	908,428
Interest expense	10	221	37	221	3,617
Depreciation	607	608	1,822	1,822	6,306

Total Costs and Expenses	524,004	494,140	1,256,548	1,356,552	13,749,405

NET LOSS	$(524,004)	$(494,140)	$(1,256,548)	$(1,356,552)	(13,749,405)

NET LOSS PER SHARE OF COMMON
STOCK (Basic and diluted)	$(0.01)	$(0.02)	$(0.03)	$(0.04)	$(0.53)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	48,576,743	33,504,634	45,338,898	31,946,044	25,977,664

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative
			Inception
	For the Nine Months Ended April 30,		(October 10,2002) to
	2007	2006	April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,256,548)	$(1,356,552)	$(13,749,405)
Stock based compensation		48,750	893,750
Stock issued for services	443,925	962,300	10,306,119
Depreciation expense	1,822	1,822	6,306
Amortization of consulting fees	527,370	79,063	788,473
Operating expenses paid by officer			37,045
Changes in assets and liabilities:
Increase in accounts payable	76,519	40,373	232,822
Increase in accrued consulting
fees -officers	136,300	151,450	336,500
Increase in accrued payroll taxes	11,082	2,430	90,399
Increase (decrease) in accrued expenses	(7,545)	7,105	59,001
Increase in due to affiliated companies	5,925	6,750	14,925
Net cash used in operating activities	(61,150)	(56,509)	(984,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment			(7,287)
Net cash used in investing activities			(7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from demand note payable			98,000
Payments on demand note payable			(25,000)
Proceeds from loan from officer	31,390	37,410	95,700
Payments on loan from officer	(180)	(3,300)	(15,880)
Proceeds from deposit to acquire common stock	20,000	50,000	250,000
Proceeds from issuance of common stock			588,750

Net cash provided by financing activities	51,210	84,110	991,570

Net increase (decrease) in cash	(9,940)	27,601	218

CASH AT BEGINNING OF PERIOD	10,158	696

CASH AT END OF PERIOD	$218	$28,297	$218

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

	For the Nine Months Ended April 30,				Cumulative Inception (October 10, 2002)to
	2007		2006		April 30, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest		$37		$221	$3,617

NON-CASH INVESTING AND FINANCING
ACTIVITIES

Issuance of common stock for production rights	$		$		$300

Capitalization of ASYST liabilities	$		$		$77,055

Recharacterization of ASYST accumulated deficit
upon reverse merger	$		$		$375,997

Issuance of common stock for stock based
compensation	$			$48,750	$893,750

Issuance of common stock for services		$443,925		$962,300	$10,306,119

Demand note payable paid by officer	$			$50,000	$73,000

Issuance of common stock for prepaid
consulting fees		$22,500		$576,750	$1,039,250

Issuance of common stock for payment of
accounts payable		$22,500		$39,102	$120,402

Payoff accrued consulting fees - officer with
loan payable		$45,000		$23,400	$68,400

Issuance of common stock and reduction of
deposits to acquire common stock		$110,500	$		$210,500

Common stock in excess of authorized number
of shares classified as accrued expenses
payable in common stock		$121,451	$		$121,451

Reclassification of loans from officers to
deposits to acquire common stock		$127,980	$		$127,980

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

NOTE A - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. annual report on Form 10-KSB/A for the year ended July 31, 2006.

NOTE B - RELATED PARTY TRANSACTIONS

Loans from officers decreased by $96,770 during the nine months ended April 30, 2007, as two officers made loans to the company for working capital totaling $31,390 and were repaid $180. Additionally, $127,980 was reclassified to deposits to acquire common stock.

NOTE C - ISSUANCE OF COMMON STOCK

The Company’s Articles of Incorporation allow for the issuance of no more than 50,000,000 shares of its common stock. At April 30, 2007, the Company has approved through unanimous written consents of Directors of the Company, and executed contracts and agreements with third parties, the issuance of 1,743,134 shares of common stock in excess of the authorized number of shares allowed to be issued. In addition, common stock issued and outstanding at April 30, 2007, includes 3,711,866 shares approved for issuance by the Company but which have not been issued by the Company’s stock transfer agent. Following the reverse split of the Company’s common stock (See Note G) the foregoing issuances are within the authorized share capital of the Company.

On September 27, 2006 the Company authorized the issuance of 17,500 shares of common stock to a consultant for services rendered. Stock for services of $1,925 was recorded based on $0.11 per share. At January 31, 2007, the Company owes the consultant a balance of $1,075, pursuant to the consulting agreement, which is included in accrued expenses.

On November 1, 2006 the Company entered into a consulting agreement for a term of one year, whereby it issued 250,000 shares of common stock. Prepaid consulting fees of $22,500 were recorded based on $0.09 per share. The shares are to be included in an S-8 filing with the Securities and Exchange Commission.

On December 6, 2006, the Company authorized the issuance of 250,000 shares of common stock under an S-8 filing with the Securities and Exchange Commission at $0.09 per share as payment for accrued legal services in the amount of $22,500.

On December 7, 2006, the Company authorized the issuance of 1,750,000 shares of common stock to a consultant upon receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company’s AIDS drug preparation. Stock for services of $140,000 was recorded based on $0.08 per share. The shares are to be included in an S-8 filing with the Securities and Exchange Commission.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

NOTE C - ISSUANCE OF COMMON STOCK (continued)

On February 6, 2007, the Company entered into a one year agreement with a consultant for the purpose of finding an executive officer for the Company. The agreement provides for the consultant to be issued 3,000,000 shares of common stock upon the Company’s receipt of a signed confirmation of intent with an executive to act as President and Director of the Company. In addition, the agreement provides that the consultant is to be issued an additional 2,000,000 shares of common stock upon the Company’s receipt of a signed letter of agreement with said executive. Upon receipt of a signed confirmation of intent with an executive, on February 7, 2007, the Company was obligated to issue 3,000,000 shares of its common stock to the consultant. Stock for services was recorded in the amount of $240,000 based on $0.08 per share. As the Company has approved more shares of common stock for issuance than is allowed, the Company has reported the issuance of 2,256,866 of these shares as issued in the amount of $180,549 and has recognized a liability for the remaining balance. See Note F. The shares are to be included in an S-8 filing with the Securities and Exchange Commission.

On March 12, 2007, the Company authorized the issuance of a total of 750,000 shares of common stock to three officers as payment of accrued consulting fees - officers in the amount of $45,000 based on a value of $0.06 per share.

On March 30, 2007, pursuant to a letter of agreement, the Company agreed to issue 1,000,000 shares of common stock to a consultant to serve as head of the Company’s Advisory Board. The Company recorded stock for services and accrued expenses payable in common stock in the amount of $62,000 based on $0.062 per share. See Notes E and F.

On April 25, 2007, the Company authorized the issuance of 1,700,000 shares of common stock at $0.065 per share for cash in the amount of $110,500 pursuant to a stock purchase agreement. Deposits to acquire common stock decreased by $110,500.

NOTE D - GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred cumulative net operating losses of $13,749,405 since inception, has negative working capital, stockholders’ deficiency, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

April 30, 2007

NOTE E - CONSULTING AGREEMENT

On November 1, 2006 the Company entered into a consulting agreement for a term of one year whereby 250,000 shares of common stock were issued on execution of the agreement. The Company is obligated to issue an additional 1,750,000 shares of common stock to this consultant upon receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company’s AIDS drug preparation. See Note C. The contract also calls for the consultant to receive an additional 4,500,000 shares of common stock upon the receipt of a signed contract on licensing and marketing rights for the Company’s AIDS drug. The shares are to be included in an S-8 filing with the Securities and Exchange Commission.

On March 30, 2007, the Company entered into a letter of agreement with a consultant to serve as head of the Company’s Advisory Board. The Company agreed to issue 1,000,000 registered shares of common stock to the consultant within thirty (30) days of executing the agreement. See Note C. The Company is also obligated to compensate the consultant (a) thirty percent (30%) of the first-year salary of a CEO introduced by the consultant payable in registered shares of common stock, (b) 1,000,000 registered shares of common stock within thirty (30) days of the Company raising at least $1,000,000 from investors with the help of the consultant, and (c) five percent (5%) of the funds raised with the help of the consultant in excess of $1,000,000, payable in shares of common stock at the same price paid by the investors. The consultant will also receive warrants to purchase an amount of shares of common stock equivalent to ten percent (10%) of those shares purchased by investors, at the exercise price paid by the investors, exercisable for one (1) year.

NOTE F - ACCRUED EXPENSES PAYABLE IN COMMON STOCK

Accrued expenses payable in common stock in the amount of $121,451 represents the value of 1,743,134 shares of common stock approved for issuance through unanimous written consents of the Company’s directors, and executed contracts and agreements with third parties, which are in excess of the number of shares of common stock the Company is authorized to issue. See Notes C and G.

NOTE G - SUBSEQUENT EVENTS

On May 8, 2007, the Company authorized a one for three reverse split of its common stock. The reverse split was approved by NASDAQ and became effective on June 6, 2007.

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited condensed financial statements and related notes included in this report as well as the “Risk Factors” set forth in Section 1A of our annual report on Form 10-KSB, which are incorporated herein by reference. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

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

Recent Developments

On June 6, 2007 the Company effected a reverse split of its outstanding voting securities on the basis of one for three shares. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of outstanding shares of the Company's Common Stock from 46,288,134 to 15,429,378, excluding fractional share interests. The reverse stock split did not alter the par value of our common stock, which remains $0.001 per share, or modify any voting rights or other terms of our common stock.

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

AMZ 0026 was developed by a group of scientists after many years of research. Many users of AMZ 0026 caplets have reported increased CD4 counts as well as general improvements in energy levels, weight gain, and overall well being. These results were borne out in an 18-month clinical study, which included 30 test subjects who had depressed immune systems.

To help substantiate this immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA, which will be initiated shortly after we receive sufficient operating capital. The phase I/II trial will be most probably conducted in the United States and will consist of 32 HIV positive patients who are not currently on other anti-retroviral therapy. This is the first case of an IND being given to plant pharmaceutical drug specifically for HIV/AIDS, perhaps a function of the FDA's interest to rapidly expedite potential drugs for this clinical area, and a testimonial to the drug's apparent safety.

We also intend to conduct an animal study on whether AMZ0026 is metabolized with cytochrome P450. This study is important to determine the safety of combining AMZ0026 with highly active anti-retroviral therapy (HAART).

The company intends to collaborate with another pharmaceutical company to conduct Phase III trials.

We also own the rights to a natural hair growth product that contains proprietary herbal ingredients.

We have also developed a sister formula HIV/AIDS drug candidate (AMZ0026-H) We are planning to do a comparison study between the two formulas to determine which formula is more efficacious.

In the event we are able raise sufficient operating capital, we intend to increase the number of our employees to eight and to purchase additional laboratory and office equipment with a portion of any capital proceeds.

Liquidity and Capital Resources

We currently have limited working capital with which to satisfy our ongoing cash requirements. We had no revenues for the three month period ended April 30, 2007 or since our inception.

We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

We have financed our operations primarily through private sales of equity securities. We anticipate that we will need at least $2,000,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended April 30, 2007, we sold or issued unregistered securities as follows:

In April 2007 we issued 1,700,000 shares of our common stock at a price per share of $0.065 per share to an investor for cash previously provided to the Company in the amount of $110,500. The Company believes that the foregoing transaction was exempt from the registration requirements under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

ITEM 6 - EXHIBITS

Item No.	Description	Method of Filing
31.1	Certification of Mechael Kanovsky, Ph.D. pursuant to Rule 13a-14(a)	Filed electronically herewith.

31.2	Certification of Simcha Edell pursuant to Rule 13a-14(a)	Filed electronically herewith.

32.1	Chief Executive Officer Certification pursuant to 18U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. ss. 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMAZON BIOTECH, INC.

June 19, 2007	/s/ Mechael Kanovsky, Ph.D.
Mechael Kanovsky, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

June 19, 2007	/s/ Simcha Edell
Simcha Edell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)