Form 10KSB
period 2007-07-31
AMAZON BIOTECH INC
filed 2007-11-28
CIK 1088781

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 000-26753

AMAZON BIOTECH, INC.
(Name of small business issuer as specified in its charter)

Utah	87-0416131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 West 33rd Street, Suite 405
New York, NY 10001

(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code:   (212) 947-3362
Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  $0.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The issuer’s revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2,050,000 as of November 26, 2007. Shares of common stock held by each officer and director and by each person or group who owns 10% or more of the outstanding common stock amounting to 2,462,785 shares have been excluded in that such persons or groups may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

After giving effect to a one-to-three reverse split of the issuer’s common stock which reverse split became effective on June 6, 2007, the issuer had 17,096,579 shares of its common stock issued and outstanding as of November 26, 2007.

Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format: No.

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies

PART I

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

Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001; telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We maintain a website at www.amazonbiotech.com.

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

On June 6, 2007 the Company effected a reverse split of its outstanding voting securities on the basis of one for three shares. Fractional shares resulting from the reverse split were rounded up to the nearest whole share. The reverse stock split reduced the number of outstanding shares of the Company's Common Stock from 46,288,134 to 15,429,912. The reverse stock split did not alter the par value of our common stock, which remains $0.001 per share, or modify any voting rights or other terms of our common stock.

Background Information

The HIV/AIDS Disease

HIV/AIDS is a disease that has the effect of hindering the body’s immune response system, allowing for opportunistic infections and diseases, such as tuberculosis, to overwhelm the body’s immune response to disease. It does this by infecting and killing the CD4+ T-lymphocytes of the immune system, which becomes consequently unable to deal with other infections, or proliferating cancer cells. There are two variants of the disease, known as HIV-1 and HIV-2, which share certain structural similarities, but differ greatly in certain types of proteins that produce the effects of AIDS. HIV-1 is more common and has a shorter time between infection and the onset of the symptoms of AIDS, and is more easily transmitted. Transmission can occur through sexual contact, maternal transmission to infants either in utero or through breastfeeding, or from receiving blood transfusion from, or sharing hypodermic needles with, infected persons. A substantial decline in CD4+ T cells leaves the body vulnerable to certain cancers. Currently there are no known cures for AIDS. However, treatments can slow down the rate at which the HIV/AIDS virus weakens the immune system.

The HIV-1 virus particle has an outer envelope, which is studded with projections of clusters of glycoprotein molecules, surrounding a dense conical core containing the genomic material. Once received into the bloodstream (by any of the means described above, for example), the virus essentially “docks” with a lymphocyte cell and injects its viral core into the cell. The virus, in effect, hijacks the cell’s metabolism, using it to replicate itself so that thousands of new particles are released into the bloodstream, and the cell dies. These particles go on to infect other cells, in a kind of chain reaction. Cells can also be infected by contact with infected cells, owing to certain proteins transmitted by contact. Some virus particles can become trapped in the lymph nodes, where they can remain for long periods and infect other cells. Eventually, so many lymphocyte cells are infected and destroyed that the body’s immune system collapses.

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

HIV/AIDS Market Size – Demographics

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

According to Datamonitor (http://www.datamonitor.com/~2e28fa5e6c0c425d9f72f56e068a4cc3~/Products/Free/Report/DMHC1917/020DMHC1917.htm), approximately 50% of people living with HIV/AIDS are undiagnosed and untreated.

United States Statistics

The Centers for Disease Control and Prevention, or CDC, reported the following trends in the United States (http://www.cdc.gov/hiv/resources/factsheets/PDF/At-A-Glance.pdf):

•	As of the end of 2003, 1,039,000 to 1,185,000 U.S. residents were living with HIV/AIDS. Of these approximately 25% are unaware of their infection.

•	In 2004, about 42,514 new HIV/AIDS diagnoses were made. Approximately 70 percent among men and 30 percent among women. Of these newly diagnosed people, 13% were younger than 25 years of age.

•	The estimated number of new pediatric AIDS cases (individuals younger than 13 years) fell from 952 in 1992 to 48 in 2004 (http://www.cdc.gov/hiv/topics/surveillance/basic.htm#aidsage).

•	An estimated 415,193 people were living with AIDS in 2004.

•	An estimated 529,113 people with AIDS had died from 2000 to 2004.

Industry Overview

The HIV / AIDS Market

As of the end of 2007, 33.2 million people were estimated to be living with HIV/AIDS worldwide, according to the latest data from the Joint United Nations Program on HIV/AIDS (UNAIDS) and the World Health Organization (WHO).* The estimates indicate that the global HIV/AIDS prevalence rate (the percent of people living with the disease) has leveled off, although the number of people living with the disease continues to increase. An estimated 2.5 million people became newly infected with HIV in 2007, and more than two million people died of AIDS-related causes in 2007. Women comprise half (50%) of adults estimated to be living with HIV/AIDS worldwide. Young people under the age of 25 are estimated to account for half of all new HIV infections worldwide.

There is no single AIDS epidemic worldwide. Instead, many regions and countries are experiencing diverse epidemics, some of which remain in their early stages. Sub-Saharan Africa is the most-affected region in the world as measured by HIV/AIDS prevalence rates, followed by the Caribbean. There also is concern about the epidemic in parts of Eastern Europe and Asia.

Access to needed services remains low overall and uneven around the world. Although access to antiretroviral (ARV) treatment has increased fivefold since December 2003 in low- and middle-income countries, only 28% of people living with HIV/AIDS in need of ARVs were estimated to be receiving treatment as of December 2006. This represents 2.0 million of the estimated 7.1 million people in need of antiretroviral treatment in these countries. Access to prevention services also is low, with fewer than one in five people at risk of HIV infection estimated to have access in low and middle-income countries.

Worldwide, financial resources for addressing HIV/AIDS in low- and middle-income countries have increased notably over time, but a significant resource gap remains. UNAIDS estimates that spending on HIV/AIDS rose from US$300 million in 1996 to US$8.3 billion in 2005, and is projected to reach US$10 billion in 2007. However, current spending falls far short of what is needed to respond to the epidemic. Sustaining and increasing current efforts to meet the need remain significant challenges in the fight against HIV/AIDS.
(http://www.globalhealthreporting.org/diseaseinfo.asp).

Pharmaceutical Industry Overview

Discovering and developing new drugs is an expensive and time-consuming process. In May 2003, the Tufts Center for the Study of Drug Development released a study that estimates the total cost to develop a new prescription drug has increased from approximately $231 million in 1987 to approximately $897 million in 2000. Dr. Neal Masia, director of economic policy at Pfizer, Inc., wrote in January 2006 that “Estimates about the cost of developing a new drug vary widely, from a low of $800 million to nearly $2 billion per drug. Even the high end of those estimates may soon be considered a bargain. Recently, Pfizer announced that it is investing $800 million just for a set of Phase III trials for a single drug.” (Focus on Intellectual property rights http://usinfo.state.gov/products/pubs/intelprp/cost.htm).

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

Prior to commencing human clinical trials in the United States, a company must file with the FDA an Investigational New Drug, or IND, application containing details for at least one study protocol and outlines of other planned studies. The company must provide available chemistry, manufacturing and controls data, preclinical safety data information, any data from use of the drug in humans that may exist prior to the IND.and a detailed plan for the proposed clinical trials. The design of these trials, also referred to as the study protocols, is essential to the success of the drug development effort. The protocols must correctly anticipate the nature of the data to be generated and results that the FDA will require before approving the drug. If the FDA does not comment within 30 days after an IND filing, human clinical trials may begin.

The clinical stage is the most time-consuming and expensive part of the drug development process. The drug undergoes a series of tests in humans, generally including healthy volunteers as well as patients with the targeted disease or condition.

Human trials usually start on a small scale to assess safety and then expand to larger trials to test efficacy and continued demonstration of safety. The requirements for each phase vary slightly depending on whether the drug is a synthetic or highly purified drug or a botanical drug product. These trials are usually grouped into the following three (pre-marketing) phases, with multiple trials generally conducted within each phase:

•
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

For botanical drug products, preclinical testing is not always necessary prior to commencing studies in humans. Also pharmacokinetic and pharmacodynamic studies may not be possible, at the early IND stage. The first clinical studies are therefore often well-controlled studies of safety and efficacy in the relevant patient population.

•
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

•
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

(adapted from http://www.fda.gov/cder/handbook/)

After the successful completion of all three clinical phases, a company submits to the FDA a new drug application, or NDA, requesting that the drug be approved for marketing. The NDA is a comprehensive, multi-volume filing that includes, among other things, the results of all preclinical and clinical studies. The FDA’s review can last from a few months to several years, depending on the drug and the disease state that is being treated. Drugs that successfully complete this review may be marketed in the United States. As a condition to its approval of a drug, the FDA might require additional clinical trials following receipt of approval, in order to monitor long-term risks and benefits, to study different dosage levels or to evaluate different safety and efficacy parameters in target populations. In recent years, the FDA has increased its reliance on these trials, known as Phase IIIb and Phase IV trials, which allow new drugs that show early promise to reach patients without the delay typically associated with the conventional review process.

Our Investigational Drug Candidates

Lead HIV/AIDS Drug Candidate - AMZ0026

We own the rights to a new HIV/AIDS drug known as “AMZ0026”, a naturally derived pharmaceutical drug compound made up of plant substances. The FDA has given this drug investigational new drug (IND) status and has approved it for Phase I/II clinical studies.  We believe that this is the first case of an IND being given to a plant pharmaceutical drug specifically for HIV/AIDS, and we believe that this is a function of the FDAs need to rapidly expedite potential drugs for this clinical area. AMZ0026 was developed by a group of scientists after years of research. Many users of AMZ0026 have reported increased CD4 and HGB counts as well as weight gain, an indicator of overall well being. These results were borne out in case studies, including 30 test subjects who had depressed immune systems.

AMZ0026 caplets contain a selected group of 11 natural plant substances that appear to work in harmony to help boost normal metabolic processes that support immune system function. These 11 plants have long and storied histories in ancient herbal medicine and folklore. Many are referred to in the Bible as well as Ayurveda, “India’s natural science of life and well-being.” Incorporated together in AMZ0026, we believe the 11 plants offer a combination of traditional herbal wisdom and modern science.

Most conventional HIV/AIDS drugs attack the HIV/AIDS virus by slowing down its rate of multiplication. Some such antiviral drugs have proven unsuccessful, and also give rise to undesirable side effects. We believe that AMZ0026 may work as an immune modulator drug and therefore strengthen the immune response of HIV/AIDS infected patients and offer a far improved quality of life. To date, AMZ0026 is not believed to have any major side effects.

Preliminary data from case studies has supported the immunomodulatory effect of AMZ0026, showing efficacy in increasing CD4 counts and body weight (a sign of quality of life) in AIDS patients, thus substantiating the need for well-controlled studies to confirm and demonstrate the magnitude of the immunomodulatory effect, as well as to determine whether AMZ0026 also possesses anti-HIV activity.

Infection by the HIV virus leads ultimately to the destruction of the CD4 cell population. Due to the key regulatory role of' this particular cell population, essential for both the adequate functioning of the B cells (antibody response) and the CD8 cells (cell-mediated response), the entire immune system is rendered quite inactive. The infected individual is then prone to a greater incidence of certain cancers and to infection by opportunistic microorganisms. It is this latter effect that frequently leads to the death of the infected person. AMZ0026, through its capacity to elevate the CD4 cell population, may potentially prolong the life of AIDS sufferers by restoring the T cell profile to normal levels.

Standard HAART regimens contain drugs with many known side effects which confer to them low tolerability with consequent noncompliance. Some of these toxicities are potentially serious, such as anemia, neutropenia, thrombocytopenia, renal insufficiency and lipidemia. By contrast, mostly mild and transient side effects have been experienced by some subjects taking our formulation. Further demonstrations of the safety and efficacy of this whole-plant botanical drug formulation are necessary.

We are currently setting up the clinical setting for the implementation of a successfully negotiated clinical study protocol entitled AMZ0026-001b. This 32 subject, phase I/II study is well controlled and aimed at testing the safety of AMZ0026 as well as its efficacy in raising CD4 levels and improving other markers of immune deficiency in HIV-1 infected individuals who have not been treated with antivirals or vaccines. We have qualified manufacturing sites as well as clinical sites to conduct this study. We have completed discussions with Contract Research Organizations regarding the performance of management, monitoring and data management roles for this study.

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

We are currently designing studies of this compound for testing in the foreign countries.

We believe there are very few companies are working on a drug for AIDS that is based on natural plants and fewer still are in the process of going through the rigorous testing that the FDA requires for drug approval. To our knowledge, there are only about five known immune modulators drugs at the development stage for HIV/AIDS Phase I/II clinical trials.

At the conclusion of phase II for AMZ0026, we expect to enter into a joint venture discussions with a large pharmaceutical company to conduct our Phase III trials.

We have also developed a sister formula HIV/AIDS drug candidate (AMZ0026-H) We are planning to do a comparison study between the two formulas to determine which formula is more efficacious.

 It is possible that the FDA will not approve the conduct of further studies following receipt of the results of currently planned and approved studies, and that we will not be able to proceed to Phase III clinical development stage of AMZ0026. Likewise, other pipeline drug candidates (such as AMZ0026-H) may not receive IND “approval” and the conduct of human studies in the US may never be initiated.

Hair Growth formula - AMZHG001

In addition to our HIV/AIDS drug candidates, we own the rights to a natural hair growth product known as “AMZHG001,” which contains a proprietary combination of herbal ingredients.

Intellectual Property Rights

We intend to protect the intellectual property rights of our products by obtaining patents. We were granted a US patent (#7160561 issued Jan 2007) on a Herbal Composition and Method of Treating HIV Infection.

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

Manufacturing

We are in the process of identifying and qualifying raw material suppliers for our botanical drug substance needs that will meet our quality standards for botanical raw materials. This process is well underway with some raw materials procured. All suppliers will be able to adequately demonstrate correct plant identity and premium quality, at a minimum. In parallel we are identifying good manufacturing, or GMP, certified third party manufacturers and other vendors to process raw materials, manufacture our clinical trial material and label and package them in accordance with GMP. We anticipate that every aspect of clinical trial batch production, packaging and labeling and distribution to sites will be performed in accordance with current GMPs.

Competition

As of the date of this annual report, our primary focus is the development of our HIV/AIDS drug. There are many commercially available products for HIV/AIDS disease, and a large number of companies and institutions are spending considerable amounts of money and other resources to develop additional products to treat these diseases. We believe that our product will compete with other available products based primarily on the following:

•       efficacy
•       safety
•       tolerability
•       acceptance by doctors
•      patient compliance
•       patent protection
•       ease of use
•       price
•       insurance and other reimbursement coverage
•       distribution
•       marketing
•       adaptability to various modes of dosing.

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

Advanced Viral Research Corporation. Advanced Viral Research Corporation is a biopharmaceutical public company with headquarters in Yonkers, New York and established in 1984. Its sole product is AVR118, marketed as “Reticulose”, which is a biopolymer with immunomodulator activity. This non-toxic peptide-nucleic acid has shown no indication of human toxicity and appears to stimulate the proflammatory responses required to combat viral infections such as AIDS.

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

Hollis Eden Pharmaceuticals Inc. Hollis Eden Pharmaceuticals Inc. is a development-stage San Diego, California based public company established in 1994. Hollis Eden is engaged in the discovery, development and commercialization of products for the treatment of diseases and disorders the body is unable to mount an appropriate immune response, such as HIV/AIDS, tuberculosis, malaria, chemotherapy, radiation injury protection, cystic fibrosis and MS.  Hollis Eden lead drug for global infectious disease is HE2000 marketed as “Immunitin.” In 2003, Hollis Eden released data from its Phase I/II clinical trials in South Africa in HIV patients who had progressed to late-stage AIDS. Patients experienced a statistically significant increase in a wide range of immune cell types that have been associated with delaying the disease progression and a fall in viral load. Hollis Eden is currently pursing private public partnership to pursue Phase II/III trials.

Chiron Corporation. Chiron Corporation was recently acquired by Novartis Corporation. Chiron is a U.S. based company involved in biopharmaceuticals, vaccines and blood testing. Chiron’s immune system modulator is Proleukin (Aldesleukin). Chiron is applying an advanced understanding of cancer and infectious disease to create high-value products that address major medical needs. Chiron has maintained and broadened its focus on infectious disease research since its groundbreaking work with hepatitis B antigens in the early 1980s. Since introducing the cancer therapy Proleukin® (Aldesleukin) interleukin-2 to the market in 1992, Chiron has been expanding its research and development of products for cancer patients. Chiron has completed Phase I/II clinical trials studying the use of Proleukin combined in highly active antiretroviral therapy (HAART) in HIV patients with immunosuppression. Proleukin will be entering phase III trials on HIV patients in the near future.

Hemispherx Biopharma, Inc. Hemispherx Biopharma is a U.S. based biopharmaceutical company, established in 1993. Hemispherx is engaged in the manufacture and development of drugs for the treatment of viral and immune based chronic disorders. Its flagship products include Alferon N® and the experimental immunotherapeutics Ampligen® and Oragens®. Alferon N Injection® is Hemispherx’s registered trademark for its injectable formulation of Natural Alpha Interferon, approved by the FDA for genital HPV. These products are being developed for chronic viral diseases and disorders of the immune system including HPV, HIV, CFS and Hepatitis. As of May 2004, Ampligen® - which belongs to a new class of nucleic acid (RNA, or ribonucleic acid) technologies, is in a Phase II clinical study for HIV. Hemispherx has been issued certain patents on the use of Ampligen® alone and Ampligen® in combination with certain other drugs including AZT, ddI, ddC, interferon/IL-2 for the treatment of HIV.

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

Employees

As of July 31, 2007, we had a total of 6 employees, none of whom are full-time employees. Of these employees, one is involved in business development, three in research and development and two in finance. None of our employees are represented by a labor union and we have not entered into a collective bargaining agreement with any union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have incurred net losses since inception of $14,131,734 and have no significant assets at July 31, 2007. We are seeking to raise capital through private placements. However, there is no assurance that we will be successful in our efforts to raise additional working capital. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment.

We are a development stage company, and we have no significant operating history.

We are a development stage company that has not had operating revenues for many years. Our plans and businesses are “proposed” and “intended” but we may not be able to successfully implement them. Our primary business purpose is to develop and market pharmaceuticals. As of the date of this annual report, we have two drug candidates, AMZ 0026 and AMZ 0026-H; however, the FDA has not approved any of these drugs for sale in the United States. In addition, we have not earned revenues and have incurred losses since our incorporation. We currently lack sufficient capital to generate revenue or operate our business in a profitable manner. As a development stage company, our prospects are subject to all of the risks, expenses, and uncertainties frequently encountered by companies in the drug development and pharmaceutical business. In addition, we are subject to all of the risks, uncertainties, expenses, delays, problems, and difficulties typically encountered in the establishment of a new business. We expect that unanticipated expenses, problems, and technical difficulties will occur and that they will result in material delays in the development of our products. We may not obtain sufficient capital or achieve a significant level of operations and, even if we do, we may not be able to conduct such operations on a profitable basis.

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “AMZO.OB.” There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. It is possible that even a limited public market for our common stock will not be sustained after the date of this annual report or at a time at which you may desire to sell your shares.

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

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

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

 Our competitors may succeed in developing or licensing technologies and drugs that are more effective or less costly than any we are developing. Our competitors may succeed in obtaining FDA or other regulatory approvals for drug candidates before we do. If competing drug candidates prove to be more effective or less costly than our drug candidates, our drug candidates, even if approved for sale, may not be able to compete successfully with our competitors’ existing products or new products under development. If we are unable to compete successfully, we may never be able to sell enough products at a price sufficient to permit us to generate profits.

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

You should be aware that in the future:

•	we may not obtain additional financial resources when necessary or on terms favorable to us, if at all; and

•	any available additional financing may not be adequate.

If we cannot raise additional funds on acceptable terms, we will not be able to continue to develop our drug candidates.

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

The manufacture, use or sale of our drug candidates may infringe on the patent rights of others. If we are unable to avoid infringement of the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court. Patent litigation is costly and time consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, if we do not obtain a license, develop or obtain non-infringing technology, or fail to successfully defend an infringement action or have the patents we are alleged to infringe declared invalid, we may:

•	incur substantial money damages;

•	encounter significant delays in bringing our drug candidates to market;

•	be precluded from participating in the manufacture, use or sale of our drug candidates or methods of treatment without first obtaining licenses to do so; and/or

•	not be able to obtain any required license on favorable terms, if at all.

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

Successful commercialization of our products depends, in part, on the availability of governmental and third party's reimbursement for the cost of such products and related treatments. Government health administration authorities, private health insurers and other organizations generally provide reimbursement. Government authorities and third-party payers increasingly are challenging the price of medical products and services, particularly for innovative new products and therapies. This has resulted in lower average sales prices. Our business may be adversely affected by an increase in U.S. or international pricing pressures. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general. In the U.S. in recent years, new legislation has been proposed at the federal and state levels that would effect major changes in the health care system, either nationally or at the state level. These proposals have included prescription drug benefit proposals for Medicare beneficiaries recently passed by Congress. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. Our results of operations could be adversely affected by future health care reforms. In Europe, the success of our products will also depend largely on obtaining and maintaining government reimbursement because in many European countries, including the United Kingdom and France, patients are reluctant to pay for prescription drugs out of their own pocket. We also expect that the success of our products in development, particularly in Europe, will depend on the ability to obtain reimbursement. Even if reimbursement is available, reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

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

The current status of our drug candidates is set forth below. We have either completed or are in the midst of:

•	Investigational New Drug status of AMZ 0026; and

•	AMZ 0026 Approved for Phase I/II studies by the FDA.

We may encounter problems with some or all of our completed or ongoing studies that may cause us or regulatory authorities to delay or suspend our ongoing studies or delay the analysis of data from our completed or ongoing studies. We rely, in part, on third parties to assist us in managing and monitoring our preclinical and clinical studies. Our reliance on these third parties may result in delays in completing or failure to complete studies if third parties fail to perform their obligations to us. If the results of our ongoing and planned studies for our drug candidates are not available when we expect or if we encounter any delay in the analysis of the results of our studies for our drug candidates:

•	We may not have the financial resources to continue research and development of any of our drug candidates; and

•	We may not be able to enter into collaborative arrangements relating to any drug candidate subject to delay in regulatory filing.

Any of the following reasons, among others, could delay or suspend the completion of our ongoing and future studies:

•	Delays in enrolling volunteers;

•	Interruptions in the manufacturing of our drug candidates or other delays in the delivery of materials required for the conduct of our studies;

•	Lower than anticipated retention rate of volunteers in a trial;

•	Unfavorable efficacy results;

•	Serious side effects experienced by study participants relating to the drug candidate;

•	New communications from regulatory agencies about how to best conduct these studies; or

•	Failure to raise additional funds.

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

We believe that we will be required to develop significant collaborative relationships with major pharmaceutical companies for the sale and marketing of our products. Reliance on collaborative relationships poses a number of risks, including the following:

•	We will not be able to control whether our corporate partners will devote sufficient resources to our programs or products;

•	Disputes may arise in the future with respect to the ownership of rights to technology developed with corporate partners;

•	Disagreements with corporate partners could lead to delays in or termination of the research, development or commercialization of product candidates, or result in litigation or arbitration;

•	Contracts with our corporate partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•
Corporate partners have considerable discretion in electing whether to pursue the development of any additional products and may pursue alternative technologies or products either on their own or in collaboration with our competitors;

•	Corporate partners with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products of their own development; and

•	Our distributors and corporate partners may be unable to pay us.

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

The market prices for securities of life sciences companies, particularly those that are not profitable, have been highly volatile, especially recently. Publicized events and announcements may have a significant impact on the market price of our common stock. For example, any of the following may have the effect of temporarily or permanently driving down the price of our common stock:

•	Biological or medical discoveries by competitors;

•	Public concern about the safety of our drug candidates;

•	Delays in the conduct or analysis of our clinical trials;

•	Unfavorable results from clinical trials;

•	Unfavorable developments concerning patents or other proprietary rights; or

•	Unfavorable domestic or foreign regulatory developments;

In addition, the stock market from time to time experiences extreme price and volume fluctuations which particularly affect the market prices for emerging and life sciences companies, such as ours, and which are often unrelated to the operating performance of the affected companies.

These broad market fluctuations may adversely affect the ability of a stockholder to dispose of the common stock purchased in this offering at a price equal to or above the price at which the common stock was purchased. In addition, in the past, following periods of volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could materially adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Cautionary Statement Concerning
Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance. Forward-looking statements are only predictions. The forward-looking events discussed in this annual report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. For these statements, we claim the protection of the “bespeaks caution” doctrine. The forward-looking statements speak only as of the date hereof, and we expressly disclaim any obligation to publicly release the results of any revisions to these forward-looking statements to reflect events or circumstances after the date of this filing.

Item 2. Description of Property

At present, we do not own any property. Our executive offices currently consist of shared office space located at 43 West 33rd Street, Suite 405, New York, NY 10001 and telephone number (212) 947-3362, and shared offices at Ofer Building, 5 Nahum Hefzadi Street, Jerusalem, Israel 95484. We have a month-to-month lease for our New York office for which we pay approximately $750/month. We have a month-to-month lease for our Israel office at a monthly rent of $2,451. We may require a larger office space if we grow. We believe there is an adequate supply of suitable office space for lease in both Israel and the United States on terms acceptable to us.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock trades on the OTC Bulletin Board under the symbol “AMZO.” The following table shows the high and low bid prices for our common stock for each quarter since August 1, 2004 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide 3-for 1 stock split which was effected in December, 2003 for the 1-for-8 reverse stock split which was effected in February, 2004, and the 1-for-3 reverse stock split which was effected in June, 2007. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

August 1, 2006 to July 31, 2007 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.54	$0.27
Second quarter	0.42	0.17
Third quarter	0.34	0.18
Fourth quarter	0.46	0.18

August 1, 2005 to July 31, 2006 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$0.13	$0.03
Second quarter	0.14	0.07
Third quarter	0.11	0.05
Fourth quarter	0.09	0.05

August 1, 2004 to July 31, 2005 (OTC Bulletin Board)	High Bid	Low Bid
First quarter	$1.33	$0.17
Second quarter	0.50	0.13
Third quarter	.68	0.068
Fourth quarter	0.27	0.6

As of November 26, 2007, there were approximately 713 record holders of our common stock.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of July 31, 2007:
	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)(2)(3)(4)	—	—	10,000 1,450,000 — —	(1) (2) (3) (4)
Total	—	$—	1,460,000

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

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

General

We are a development stage company that was established to focus on the research and development of all-natural drugs for a better quality of life by using the best of traditional medicines from nature. Our goal is to be a world leader and contributor in the treatment of HIV naturally through the use of immune-based therapies. An immune-based therapy is defined as any treatment geared toward reestablishing proper functioning of the immune system or directly helping the immune system to fight a virus, i.e. HIV/AIDS.

Our Corporate History

On February 20, 2004, Asyst Corporation acquired 100% of the outstanding common stock of Amazon Biotech, Inc., a Delaware corporation pursuant to a securities purchase agreement and plan of reorganization. Under the plan of reorganization, Asyst issued 16,000,000 shares of its common stock to the stockholders of Amazon Biotech in exchange for all of the outstanding shares of common stock of Amazon Biotech. Upon the completion of the reorganization, the former directors of Amazon Biotech were appointed as directors of Asyst. On March 10, 2004, Asyst amended its articles of incorporation to change its name to “Amazon Biotech, Inc.”

Since the stockholders of Amazon Biotech (Delaware) owned approximately 99% of our outstanding voting shares after giving effect to the acquisition, and since we were a development stage company with limited operations before the acquisition, Amazon Biotech, (Delaware) is deemed to be the acquirer for accounting purposes, and the transaction has been reflected as a recapitalization of Amazon Biotech (Delaware). In a recapitalization, the historical stockholders’ equity of Amazon Biotech (Delaware) prior to the merger will be retroactively restated for the equivalent number of shares received in the merger after giving effect to any difference in par value of our stock and Amazon Biotech’s stock by an offset to capital.

Plan of Operation

To help substantiate our immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA. We plan is to begin Phase I/II clinical trials of our AMZ0026 drug once we receive sufficient operating capital. At present, we are unable to settle our future cash requirements. We intend to increase the number of our employees to eight in the event we are able raise sufficient operating capital.

We also plan two small studies. One is an anti-viral study comparing antiviral activity of AMZ0026 to AMZ0026-H in animals. The other is a CYP3A metabolism / inhibition study. Our goal is to enter into a joint venture with a multinational pharmaceutical company to conduct Phase III trials.

We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We may conduct a small study on this product following the Phase I/II clinical study of AMZ 0026.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $20,000 during the next 12 months , if an when we are able raise additional capital.

Revenues

We had no revenues for the period from October 10, 2002 (inception) through July 31, 2007. We currently have limited working capital with which to satisfy our cash requirements. As of July 31, 2007, we had negative working capital of $932,243. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

Liquidity and Capital Resources

Our balance sheet as of July 31, 2007, reflects total assets of $199,506. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We have financed our operations primarily through private sales of equity securities. Since the commencement of our fiscal year, we have accepted deposits of $169,971 to purchase our common stock. We raised approximately $130,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ended July 31, 2006. We raised approximately $350,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ended July 31, 2005. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004.

We anticipate that we will need at least $2,500,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances occurring subsequent to the date of this annual report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

We intend to retain any future earnings to retire existing debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

We have incurred net losses since inception of $14,131,734 and have no significant assets at July 31, 2007. We are seeking to raise capital through private placements. However, there is no assurance that we will be successful in our efforts to raise additional working capital. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

NONE.

Item 8A. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, they concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) Of The Exchange Act

Executive Officer and Directors

Our executive officers and directors, the positions held by them, and their ages are as follows:

Name	Age	Position

Mechael Kanovsky	44	President, Director

Simcha Edell	52	Chief Financial Officer, Director

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

Timothy M. Casey, M.D.  Dr. Casey is a phytoplant specialist and Dean of Cook College’s Department of Ecology, Evolution, & Natural Resources at Rutgers University, The State University of New Jersey (New Brunswick, NJ)

Jeffrey L. Gilbert, M.D. Dr. Gilbert has extensive clinical experience with HIV drugs and is affiliated with a Nigerian HIV clinic in. Dr. Gilbert has been a consultant to the NY State Department of Health - STD Division for 13 years and has been affiliated with the Einstein College of Medicine in various capacities: assistant clinical professor of Medicine, assistant clinical professor of Ob/Gyn and a member of its CME Advisory Board, for 20 years. He has also served as the Medical Director for the STD Center of Excellence at Montefiore Medical Center and has received the prestigious designation as a “World Health Organization Expert in Human Diseases” including HIV.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended July 31, 2007, no Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal years ended July 31, 2007 and 2006.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Mechael Kanovsky, PEO	2007	36,000	0	0	0	0	0	0	36,000
	2006	36,000	0	0	0	0	0	0	36,000

Simcha Edell, CFO	2007	34,800	0	0	0	0	0	0	34,800
	2006	34,800	0	0	0	0	0	0	34,800

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or others rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mechael Kanovsky, PEO	0	0	0	-	-	0	-	0	-

Simcha Edell, CFO	0	0	0	-	-	0	-	0	-

Option Grants and Exercises

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

Employment Agreements

We have entered into employment and/or consultant agreements with our President, Dr. Mechael Kanovsky, our Chief Technology Officer, and our director of new business development, Mr. C.J. Lieberman and our Chief Financial Officer, Mr. Simcha Edell. Pursuant to their agreements, each executive officer will be required to devote at least 50% of their business time to our affairs, subject to certain exceptions.

 Compensation of Directors

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2007.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of November 26, 2007 by the following persons:

•	each person who is known to be the beneficial owner of more than five percent (5%) of our issued and outstanding shares of common stock;
•	each of our directors and executive officers; and
•	all of our directors and executive officers as a group.

The following table assumes that there are 17,096,579 common shares issued and outstanding immediately before this offering. Except as set forth in the footnotes to the table, the persons names in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable. A person is considered the beneficial owner of any securities as of a given date that can be acquired within 60 days of such date through the exercise of any option, warrant or right. Shares of common stock subject to options, warrants or rights which are currently exercisable or exercisable within 60 days are considered outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not considered outstanding for computing the ownership percentage of any other person.

Name And Address (1)	Number Of Shares Beneficially Owned	Percentage Owned

Chaim Lieberman	2,239,449	13.1%
Mechael Kanovsky	90,002	*
Simcha Edell	133,334	*
All directors and officers as a group (2 persons)	223,336	1.3%

* Less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise noted, the address for each person is 43 West 33rd Street, Suite 405, New York, NY 10001.

Securities authorized for issuance under equity compensation plans.

The following table sets forth information regarding our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	-	0
Equity compensation plans not approved by security holders	0	-	0
Total

Item 12. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction during the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of July 31, 2007, $38,945 is outstanding for loans from our stockholder, Chaim Lieberman, for certain expenses and working capital.  During the year ended July 31, 2007, $17,680 was repaid to Chaim Lieberman, while he made additional loans to the company in the amount of $25,950.

On March 20, 2007 we issued 1,000,000 shares of common stock in consideration for $62,000 in consulting services by a member of our Scientific Advisory Board, Mr. Richard Serbin, as stock based compensation.

Item 13. Exhibits

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

Item 14. Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected Meyler & Company, LLC, independent accountants, as our auditors for the year ended July 31, 2007.

Audit Fees

               Meyler & Company, LLC, billed us $25,000 in fees for our annual audit for the year ended July 31, 2007, and $15,000 in fees for the review of each of our quarterly financial statements for that year.

Meyler & Company, LLC, billed us $25,000 in fees for our annual audit for the year ended July 31, 2006, and $15,000 in fees for the review of our quarterly financial statements for that year.

Audit-Related Fees

Meyler & Company, LLC, billed us $7,500 for assurance and related services in 2006 and are not reported under Audit Fees above.

Tax and All Other Fees

We did not pay any fees to Meyler & Company, LLC for tax compliance, tax advice, tax planning or other work during our fiscal years ending July 31, 2007 and 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Meyler & Company, LLC and the estimated fees related to these services.

With respect to the audit of our financial statements as of July 31, 2007 and 2006 and for the years then ended, none of the hours expended on Meyler & Company, LLC’s engagement to audit those financial statements were attributed to work by persons other than Meyler & Company, LLC’s full-time, permanent employees.

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

Signatures	Title	Date

	President, Director	November 28, 2007
Mechael Kanovsky, Ph.D.

	Chief Financial Officer, Director	November 28, 2007
Simcha Edell

AMAZON BIOTECH, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE YEARS ENDED
JULY 31, 2007 AND 2006 (RESTATED)

Item 7. Financial Statements

MEYLER & COMPANY, LLC
CERTIFIED PUBLIC ACCOUNTANTS
ONE ARIN PARK
1715 HIGHWAY 35
MIDDLETOWN, NJ 07748

Report of Independent Registered Public Accounting Firm

Board of Directors
Amazon Biotech, Inc.
New York, NY

We have audited the accompanying balance sheets of Amazon Biotech, Inc. (a Development Stage Company) as of July 31, 2007 and 2006 (restated), and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the two-year period ended July 31, 2007 (2006 - restated) and for the period October 10, 2002 (Inception) to July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amazon Biotech, Inc. as of July 31, 2007 and 2006 (restated), and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2007 (2006 - restated) and for the period October 10, 2002 (Inception) to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has had no revenues, has negative working capital of $932,243, an accumulated deficit of $14,131,734, and there are existing uncertain conditions which the Company faces relative to its obtaining capital in the equity markets. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See also Notes E and G regarding significant related party stock transactions for services rendered to the Company and stock issued in 2007 and 2006.

Meyler & Company, LLC

Middletown, NJ
November 7, 2007

AMAZON BIOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31,
	2007	2006
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$5,475	$10,158
Current portion of prepaid consulting expenses	189,451	572,314
Total Current Assets	194,926	582,472

OFFICE EQUIPMENT, net of accumulated depreciation of $6,405 and $4,484, respectively	882	2,803

OTHER ASSETS
Long term portion of prepaid consulting expenses		183,333
Due from affiliated company	3,398
Intangible assets - production rights	300	300

Total Assets	$199,506	$768,908

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
Convertible loan payable	$100,000
Accounts payable	209,913	$58,401
Accrued consulting fees - officers	266,200	176,800
Accrued payroll taxes	91,839	79,317
Accrued expenses	64,481	61,296
Due to affiliated companies	4,500	14,250
Loan payable	23,400	23,400
Loans from officers	49,385	158,655
Deposits to acquire common stock	317,451	130,000
Total Current Liabilities	1,127,169	702,119

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, authorized 2,000,000 shares;
$0.001 par value; no shares issued and outstanding
Common stock, authorized 50,000,000 shares;
$0.003 par value; 17,247,709 and 14,341,878 shares issued and outstanding, respectively	17,248	14,342
Additional contributed capital	13,186,823	12,545,304
Deficit accumulated during the development stage	(14,131,734)	(12,492,857)
Total Stockholders' Equity (Deficiency)	(927,663)	66,789

Total Liabilities and Stockholders' Equity (Deficiency)	$199,506	$768,908

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			October 10, 2002
			(Inception)
	For the years ended July 31,		to
	2007	2006	July 31, 2007
		(Restated)

REVENUE	$-	$-	$-

COSTS AND EXPENSES
Stock based compensation		323,250	893,750
Stock issued for services	443,925	1,634,300	10,306,119
Consulting fees	43,564	33,630	144,084
Consulting fees - officers	189,600	186,350	781,051
Other general office expenses	371,132	225,585	1,146,907
Amortization of consulting fees	588,696	261,103	849,799
Depreciation	1,921	2,429	6,405
Total Costs and Expenses	1,638,838	2,666,647	14,128,115

NET OPERATING LOSS	(1,638,838)	(2,666,647)	(14,128,115)

OTHER EXPENSE
Interest	(39)	(3,580)	(3,619)

NET LOSS BEFORE INCOME TAXES	(1,638,877)	(2,670,227)	(14,131,734)

INCOME TAXES	-	-	-

NET LOSS	$(1,638,877)	$(2,670,227)	$(14,131,734)

NET LOSS PER SHARE OF COMMON STOCK
(basic and diluted)	$(0.10)	$(0.24)	$(1.54)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,694,002	11,355,249	9,179,181

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			October 10, 2002
			(Inception)
	For the years ended July 31,		to
	2007	2006	July 31, 2007
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,638,877)	$(2,670,227)	$(14,131,734)
Adjustments to reconcile net loss to cash flows from operating activities:
Stock based compensation		323,250	893,750
Stock issued for services	443,925	1,634,300	10,306,119
Depreciation	1,921	2,429	6,405
Amortization of consulting fees	588,696	261,103	849,799
Operating expenses paid by officer			37,045
Changes in assets and liabilities:
Increase in due from affiliated companies	(3,398)		(3,398)
Increase in accounts payable	174,012	90,451	330,315
Increase in accrued consulting fees - officers	134,400	153,450	334,600
Increase (decrease) in due to affiliated companies	(9,750)	9,000	(750)
Increase in accrued payroll taxes	12,522	8,316	91,839
Increase in accrued expenses	3,185	29,780	69,731
Net cash used in operating activities	(293,364)	(158,148)	(1,216,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment			(7,287)
Net cash used in investing activities	-	-	(7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible loan payable	100,000		100,000
Proceeds from demand note payable			98,000
Payments on demand note payable		(3,000)	(25,000)
Proceeds from loan from officer	36,390	48,810	100,700
Payments on loan from officer	(17,680)	(8,200)	(33,380)
Proceeds from deposits to acquire common stock	169,971	130,000	399,971
Proceeds from issuance of common stock			588,750
Net cash provided by financing activities	288,681	167,610	1,229,041

Net increase (decrease) in cash	(4,683)	9,462	5,475

CASH AT BEGINNING OF PERIOD	10,158	696

CASH AT END OF PERIOD	$5,475	$10,158	$5,475

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (CONTINUED)

			October 10, 2002
			(Inception)
	For the years ended July 31,		to
	2007	2006	July 31, 2007
		(Restated)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$39	$3,580	$3,619

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for production rights			300

Capitalization of ASYST liabilities			77,055

Recharacterization of ASYST accumulated deficit upon reverse merger			375,997

Issuance of common stock for stock based compensation		323,250	893,750

Issuance of common stock for services	443,925	1,634,300	10,306,119

Demand note payable paid by officer		50,000	73,000

Issuance of common stock in payment of accounts payable	22,500	97,902	120,402

Issuance of common stock for prepaid consulting fees	22,500	1,016,750	1,039,250

Pay-off accrued consulting fees - officers with loan payable	45,000	23,400	68,400

Issuance of common stock and reduction of deposits to acquire common stock	110,500	100,000	210,500

Reclassifiation of loans from officers to deposits to acquire common stock	127,980		127,980

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
July 31, 2007

					Additional		Deficit Accumulated During the	Total Stockholders'
	Preferred Stock		Common Stock		Contributed	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficiency)
Balance at July 31, 2003	-	$-	449,072	$449	$298,493	$(353,048)	$3,087	$(51,019)

ASYST pre-acquisition net loss						(26,036)		(26,036)
December 10, 2001 - 3 for 1 split			898,144	898	(898)			-
February 12, 2004 - 8 for 1 reverse split			(1,178,332)	(1,178)	1,178			-
Recharacterize accumulated deficit upon merger					(375,697)	379,084	(3,087)	300
Capitalization of ASYST liabilities					77,055			77,055
Cancellation of ASYST shares			(131,250)	(131)	131			-
Balance prior to merger	-	-	37,634	38	262	-	-	300

May 8, 2007 - 3 for 1 reverse split			(24,557)	(25)	25			-

Exchange of 16,000,000 shares (pre-split) of ASYST for Amazon Biotech, Inc.			5,333,334	5,333	(5,333)			-
Issuance of 4,290,000 shares (pre-split) for consulting services valued at $1.00 per share			1,430,000	1,430	4,288,570			4,290,000
Proceeds from issuance of 750,000 (pre-split) shares at $0.0027 per share			250,000	250	1,750			2,000
Proceeds from issuance of 200,000 shares (pre-split) at $0.50 per share			66,667	67	99,933			100,000
Proceeds from issuance of 120,000 shares (pre-split) at $1.00 per share			40,000	40	119,960			120,000
Proceeds from issuance of 50,000 shares (pre-split) at $0.93 per share			16,667	17	46,483			46,500
Issuance of 1,993,000 shares (pre-split) for consulting services valued at $1.00 per share			664,334	664	1,992,336			1,993,000
Issuance of 1,200,000 shares (pre-split) for consulting services valued at $1.00 per share			400,000	400	1,199,600			1,200,000
Net loss for the year ended July 31, 2004							(7,906,363)	(7,906,363)

Balance at July 31, 2004	-	$-	8,214,079	$8,214	$7,743,586	$-	$(7,906,363)	$(154,563)

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
July 31, 2007

					Additional		Deficit Accumulated During the	Total Stockholders'
	Preferred Stock		Common Stock		Contributed	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficiency)
Balance at July 31, 2004	-	$-	8,214,079	$8,214	$7,743,586	$-	$(7,906,363)	$(154,563)

Proceeds from issuance of 100,000 shares (pre-split) at $0.50 per share			33,334	33	49,967			50,000
Issuance of 540,000 shares (pre-split) for services valued at $0.47 per share			180,000	180	253,620			253,800
Issuance of 180,000 shares (pre-split) for services valued at $0.50 per share			60,000	60	89,940			90,000
Proceeds from issuance of 100,000 shares (pre-split)at $0.50 per share			33,334	33	49,967			50,000
Issuance of 1,500,000 shares (pre-split) for services valued at $0.28 per share			500,000	500	419,500			420,000
Issuance of 120,000 shares (pre-split) for services valued at $0.28 per share			40,000	40	33,560			33,600
Proceeds from issuance of 200,000 shares (pre-split)at $0.50 per share			66,667	67	99,933			100,000
Proceeds from issuance of 300,000 shares (pre-split)at $0.50 per share			100,000	100	149,900			150,000
Costs incurred in private placement					(29,750)			(29,750)
Issuance of 125,000 common stock warrants (pre-split)					77,494			77,494
Issuance of 10,000 shares (pre-split) for services valued at $0.65 per share			3,333	3	6,497			6,500
Issuance of 1,550,000 shares (pre-split) for services valued at $0.28 per share			516,667	517	433,483			434,000
Net loss for the year ended July 31, 2005							(1,916,267)	(1,916,267)

Balance at July 31, 2005	-	$-	9,747,414	$9,747	$9,377,697	$-	$(9,822,630)	$(435,186)

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
July 31, 2007

					Additional		Deficit Accumulated During the	Total Stockholders'
	Preferred Stock		Common Stock		Contributed	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficiency)
Balance at July 31, 2005	-	$-	9,747,414	$9,747	$9,377,697	$-	$(9,822,630)	$(435,186)
Shares issued under S-8 for consulting services at $0.17 per share (pre-split)			250,000	250	127,250			127,500
Shares issued under S-8 for legal services at at $0.13022 per share pursuant to a 10b5-1 plan (pre-split)			68,000	68	26,497			26,565
Shares issued for consulting services at $0.17 per share (pre-split)			416,667	417	212,083			212,500
Shares issued under S-8 for legal services at $0.30 per share pursuant to a 10b5-1 plan			25,333	25	22,775			22,800
Shares issued under S-8 for consulting services at $0.30 per share (pre-split)			140,000	140	125,860			126,000
Shares voluntarily surrendered by officer for no consideration			(213,333)	(213)	213			-
Shares issued to officer for services rendered at $0.31 per share (pre-split)			25,000	25	23,225			23,250
Shares issued under S-8 for consulting services at $0.26 per share (pre-split)			193,333	193	150,607			150,800
Shares issued under S-8 for legal services at $0.20895 per share pursuant to a 10b5-1 plan (pre-split)			20,000	20	12,517			12,537
Shares issued for consulting services at $0.19per share (pre-split)			16,667	17	9,483			9,500
Shares issued under S-8 to officer for services rendered at $0.17 per share (pre-split)			50,000	50	25,450			25,500
Shares issued under S-8 for consulting services at $0.19 per share (pre-split)			500,000	500	284,500			285,000
Shares issued under S-8 for consulting services at $0.27 per share (pre-split)			333,333	333	269,667			270,000
Shares issued under S-8 for consulting services at $0.28 per share (pre-split)			400,000	400	335,600			336,000
Shares issued for consulting services at $0.29per share (pre-split)			25,000	25	21,725			21,750
Shares issued under S-8 for legal services at $0.20per share pursuant to a 10b5-1 plan (pre-split)			33,333	33	19,967			20,000

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
July 31, 2007

					Additional		Deficit Accumulated During the	Total Stockholders'
	Preferred Stock		Common Stock		Contributed	Accumulated	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	(Deficiency)
Shares issued to officer for services rendered at $0.22 per share (pre-split)			400,000	400	263,600			264,000
Shares issued for consulting services at $0.22 per share (pre-split)			666,667	667	439,333			440,000
Shares issued for consulting services at $0.20 per share (pre-split)			1,000,000	1,000	599,000			600,000
Shares issued for penalties at $0.20 per share (pre-split) relating to late filing of registration statement			120,000	120	71,880			72,000
Shares issued to officer for services rendered at $0.14 per share (pre-split)			25,000	25	10,475			10,500
Shares issued under S-8 for legal services at $0.16 per share (pre-split) pursuant to a 10b5-1 plan			33,333	33	15,967			16,000
Proceeds from sale of stock at $0.30315 per share (pre-split)			66,667	67	60,562			60,629
Valuation of warrants attached to common stock					39,371			39,371
Net loss for the year ended July 31, 2006							(2,670,227)	(2,670,227)

Balance at July 31, 2006 (Restated)	-	-	14,342,414	14,342	12,545,304	-	(12,492,857)	66,789

Shares issued for consulting services at $0.11 per share (pre-split)			5,833	6	1,919			1,925
Shares issued for consulting services at $0.09 per share (pre-split)			83,333	83	22,417			22,500
Shares issued under S-8 for legal services at $0.09 per share (pre-split) pursuant to a 10b5-1 plan			83,333	83	22,417			22,500
Shares issued for consulting services at $0.08 per share (pre-split)			583,333	584	139,416			140,000
Shares issued under consulting agreement at $0.08 per share (pre-split)			1,000,000	1,000	239,000			240,000
Shares issued to officers in payment of accrued expenses at $0.06 per share (pre-split)			250,000	250	44,750			45,000
Shares issued under consulting agreement at $0.062 per share (pre-split)			333,333	333	61,667			62,000
Proceeds from issuance of stock at $0.065 per share (pre-split)			566,667	567	109,933			110,500
Net Loss for the year ended July 31, 2007							(1,638,877)	(1,638,877)

Balance at July 31, 2007	-	$-	17,248,246	$17,248	$13,186,823	$-	$(14,131,734)	$(927,663)

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE A - RESTATEMENT

The balance sheet at July 31, 2006, was restated for 1,058,334 shares (post-split) of common stock issued as stock based compensation, stock for services, and accrued expenses which were not included as issued in the financial statements as originally filed. The effect of these changes was to increase common stock by $1,057, additional contributed capital by $629,443, and deficit accumulated during the development stage by $630,500.

The statement of operations for the year ended July 31, 2006, and cumulative inception October 10, 2002 to July 31, 2006, was restated to properly reflect stock based compensation, stock for services, consulting fees, consulting fees - officers, and other general office expenses. The effect of these changes was to increase the net loss for the year ended July 31, 2006 and October 10, 2002 (Inception) to July 31, 2006 by $630,500.

NOTE B – ORGANIZATION AND NATURE OF OPERATIONS

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

Reverse Merger

On February 20, 2004, the stockholders of Amazon Biotech, Inc. acquired 16,000,000 shares (pre-split) of ASYST Corporation common stock in an exchange of shares, thereby obtaining control of the company. Subsequent to the acquisition, Amazon Biotech, Inc. controlled 99% of the outstanding common stock of the Company. In this connection, Amazon Biotech, Inc. became a wholly owned subsidiary of ASYST Corporation and its officers and directors replaced ASYST Corporation's officers and directors. Prior to the acquisition, ASYST Corporation was a non-operating public shell corporation. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction. Accordingly, for accounting purposes, the acquisition has been treated as an acquisition of Amazon Biotech, Inc. by the Company and a recapitalization of ASYST Corporation. Since the merger is a recapitalization of ASYST Corporation and not a business combination, pro-forma information is not presented.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents at July 31, 2007 or 2006.

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

At July 31, 2007, the Company has net operating loss carry forwards for tax purposes of approximately $8,794,000 which expire in 2025. Since the Company has generated operating losses since inception, a deferred tax asset of approximately $3,078,000 has been offset by a valuation allowance of $3,078,000. The valuation allowance increased by $573,000 during the year ended July 31, 2007.

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

Business Combinations and Intangible Assets

The Company follows SFAS No. 141, "Business Combinations” which requires the purchase method of accounting for business combinations and eliminates the pooling-of-interests method.

The Company follows SFAS No. 142, "Goodwill and Other Intangible Assets", which discontinues of goodwill amortization. SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairment of goodwill.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Business Combinations and Intangible Assets (Continued)

The Company follows SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a primary-asset approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for long-lived assets to be held and used. SFAS No. 144 also changes the accounting for long-lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a shortened useful life and by requiring the impairment loss to be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. SFAS No 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be recognized in a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity.

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

Stock-Based Compensation

The Company follows SFAS No. 123(R), "Accounting for Stock-Based Compensation" which, prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires employee compensation expense to be recorded (1) using the fair value method or (2) using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees” ("APB25") and related interpretations with proforma disclosure of what net income and earnings per share would have been if the Company adopted the fair value method. Under SFAS No. 123(R) effective for periods beginning after June 15, 2005, share-based payment liabilities incurred to employees must be measured at fair value and must be recorded as expense.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company expects to adopt the provisions of FIN 48 beginning in the first quarter of 2007. The Company is currently in the process of determining the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under other accounting pronouncements that permit or require fair value measurements, changes the methods used to measure fair value and expands disclosures about fair value measurements. In particular, disclosures are required to provide information on the extent to which fair value is used to measure assets and liabilities; the inputs used to develop measurements; and the effect of certain of the measurements on earnings (or changes in net assets). SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 does not change the guidance in SAB No. 99, “Materiality,” when evaluating the materiality of misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB No. 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company adopted SAB No. 108 for the fiscal year ended December 31, 2006. Adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company has not yet determined what impact, if any, that adoption will have on results of operations, cash flows or financial position.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE D - GOING CONCERN

As shown in the accompanying financial statements at July 31, 2007, the Company has had no revenues, has negative working capital of $932,243, and an accumulated deficit of $14,131,734. The Company is seeking to raise capital through private placements. However, there is no assurance that the Company will be successful in its efforts to raise additional working capital.

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

NOTE E - COMMON STOCK

On February 23, 2004, the Company issued 750,000 shares (pre-split) of its common stock to an investor for $2,000 or $0.0027 per share.

In connection with a private placement on April 25, 2004, the Company issued 200,000 shares (pre-split) of its common stock and 100,000 common stock warrants (pre-split) at $6.00 per share at $0.50 per share, realizing $100,000. Each warrant is entitled to purchase one share of common stock.

On March 3, 2004, the Company issued 4,290,000 shares (pre-split) under an S-8 Filing with the Securities and Exchange Commission to consultants at $1.00 per share. The aggregate remuneration of $4,290,000 has been recorded as stock based compensation.

In March and April 2004, the Company under a revised private placement plan sold 120,000 shares (pre-split) of its common stock and 120,000 warrants (pre-split) at $6.00 per share to investors at $1.00 per share, realizing $120,000. Each warrant is entitled to purchase one share of common stock.

On June 1, 2004, the Company issued 1,200,000 shares (pre-split) to consultants at $1.00 per share recording stock based compensation of $1,200,000. Under the agreement with the consultants, the Company is required to register these shares under an S-8 Filing.

On June 1, 2004, the Company issued 1,993,000 shares (pre-split) to consultants for services rendered at $1.00 per share recording stock based compensation of $1,993,000.

The Company under a revised private placement plan sold 50,000 shares (pre-split) on June 25, 2004 of its common stock and 50,000 warrants (pre-split) at $6.00 per share to investors at $0.93 per share, realizing $46,500. Each warrant is entitled to purchase one share of common stock.

On November 2, 2004 and December 15, 2004, the Company entered into two Securities Purchase Agreements to issue a total of 200,000 units (pre-split) at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share, and one warrant to purchase one share of common stock at $0.72 per share.

On November 3, 2004, the Company authorized the issuance of 540,000 shares (pre-split) of its common stock in connection with consulting agreements entered into with the five members of the Company’s Scientific Advisory Board and the CEO of the Company. Stock based compensation of $253,800 was recorded based on $0.47 per share.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE E - COMMON STOCK (CONTINUED)

On November 30, 2004, the Company authorized the issuance of 180,000 shares (pre-split) of its common stock upon entering into two consulting agreements of which one of the agreements is with the President of the Company. 20,000 shares of the stock were issued to the President of the Company. Stock based compensation of $90,000 was recorded based on $0.50 per share.

On February 3, 2005, the Company authorized the issuance of 1,500,000 shares (pre-split) of its common stock in connection with a consulting agreement into which the Company entered. Stock based compensation of $420,000 was recorded based on $0.28 per share.

On February 3, 2005, the Company authorized the issuance of 120,000 shares (pre-split) of its common stock for consulting services, of which 100,000 shares were issued to the President of the Company. Stock based compensation of $33,600 was recorded based on $0.28 per share.

On February 24, 2005, the Company entered into a Securities Purchase Agreement to issue 200,000 units (pre-split) at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.58 per share, and one warrant to purchase one share of common stock at $0.72 per share.

On March 7, 2005, the Company entered into a Securities Purchase Agreement to issue 300,000 units (pre-split) at $0.50 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.13 per share. Costs incurred in the private placement totaling $29,750 have been charged to additional contributed capital.

On May 5, 2005, the Company issued 10,000 shares (pre-split) of its common stock to consultants for $0.65 per share recording stock based compensation of $6,500.

On July 29, 2005, the Company issued 1,550,000 shares (pre-split) of its common stock for consulting services to officers of the Company and a member of its Scientific Advisory Board, at $0.28 per share recording stock based compensation of $434,000.

On August 18, 2005, the Company authorized the issuance of 750,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $127,500 was recorded based on $0.17 per share.

On September 10, 2005, the Company issued 204,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission at $0.13022 per share as payment for accounts payable in the amount of $26,565.

On September 13, 2005, the Company authorized the issuance of 1,250,000 shares (pre-split) of common stock to a consultant for services rendered. Stock for services of $212,500 was recorded based on $0.17 per share. At July 31, 2007, 850,000 shares (283,334 post-split shares) of common stock have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On October 26, 2005, the Company issued 76,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission at $0.30 per share as payment for accrued expenses in the amount of $22,800.

On October 26, 2005, the Company authorized the issuance of 420,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $126,000 was recorded based on $0.30 per share.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE E - COMMON STOCK (CONTINUED)

On November 1, 2005, an officer of the Company returned to the Company 640,000 shares (pre-split) of common stock previously issued to him.

On November 9, 2005, the Company authorized the issuance of 75,000 shares (pre-split) of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $23,250 was recorded based on $0.31 per share.

On November 29, 2005, the Company authorized the issuance of 580,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $150,800 was recorded based on $0.26 per share.

On January 31, 2006, the Company issued 60,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission at $0.20895 per share as payment for accounts payable in the amount of $12,537.

On February 3, 2006, the Company authorized the issuance of 50,000 shares (pre-split) of common stock to a consultant for services rendered. Stock for services of $9,500 was recorded based on $0.19 per share.

On February 25, 2006, the Company authorized the issuance of 150,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission to an officer of the Company pursuant to an employment agreement. Stock based compensation of $25,500 was recorded based on $0.17 per share.

On March 17, 2006, the Company authorized the issuance of 1,500,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant pursuant to a twelve month consulting agreement. Prepaid consulting fees of $285,000 were recorded on $0.19 per share.

On April 1, 2006, the Company authorized the issuance of 1,000,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant pursuant to a twelve month consulting agreement. Prepaid consulting fees of $270,000 were recorded on $0.27 per share.

On April 10, 2006, the Company authorized the issuance of 1,200,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $336,000 was recorded based on $0.28 per share.

On April 11, 2006, the Company authorized the issuance of 75,000 shares (pre-split) of common stock to consultants pursuant to a twelve month consulting agreement. Prepaid consulting fees of $21,750 were recorded based on $0.29 per share. At July 31, 2007, the shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On April 26, 2006, the Company issued 100,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission at $0.20 per share as payment for accrued expenses in the amount of $20,000.

On May 11, 2006, the Company issued 1,200,000 shares (pre-split) of its common stock to an employee and major stockholder for services rendered. Stock based compensation of $264,000 was recorded based on $0.22 per share.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE E - COMMON STOCK (CONTINUED)

On June 4, 2006, the Company issued 2,000,000 shares (pre-split) of its common stock to a consultant pursuant to a two year consulting agreement. Prepaid consulting fees of $440,000 were recorded based on $0.22 per share. At July 31, 2007, the shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On June 13, 2006, the Company authorized the issuance of 3,000,000 shares (pre-split) of its common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant for services rendered. Stock for services of $600,000 was recorded based on $0.20 per share. At July 31, 2007, the Company has not issued 500,000 of the shares, however they have been included in shares issued and outstanding at July 31, 2007.

On June 27, 2006, the Company issued 360,000 shares (pre-split) of its common stock to a consultant as a penalty for the late filing of a registration statement. Stock for services of $72,000 was recorded based on $0.20 per share.

On July 1, 2006, the Company authorized the issuance of 75,000 shares (pre-split) of common stock to an officer of the Company pursuant to an employment agreement. Stock based compensation of $10,500 was recorded based on $0.14 per share.

On July 17, 2006, the Company issued 100,000 shares (pre-split) of common stock under an S-8 filing with the Securities and Exchange Commission at $0.16 per share as payment for accrued expenses in the amount of $16,000.

On July 17, 2006, the Company issued 200,000 shares (pre-split) of its common stock under a unit offering which was sold at $0.50 per unit. Each unit consisted of one share of common stock and one common stock warrant. The Company employed a valuation consultant to value the unit offering. As such, the fair value of each share sold was valued at $0.30315 totaling $60,629 and the fair value of each warrant was valued at $0.19686 per warrant totaling $39,371. At July 31, 2007, 30,000 shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On September 27, 2006, the Company authorized the issuance of 17,500 shares (pre-split) of common stock to a consultant for services rendered. Stock for services of $1,925 was recorded based on $0.11 per share. At July 31, 2007, the Company owes the consultant a balance of $1,075, pursuant to the consulting agreement, which is included in accrued expenses.

On November 1, 2006, the Company entered into a consulting agreement for a term of one year whereby it issued 250,000 shares (pre-split) of common stock under an S-8 Filing with the Securities and Exchange Commission. Prepaid consulting fees of $22,500 were recorded based on $0.09 per share.

On December 6, 2006, the Company issued 250,000 shares (pre-split) of its common stock under an S-8 Filing with the Securities and Exchange Commission at $0.09 per share as payment for accrued legal services in the amount of $22,500.

On December 7, 2006, the Company issued 1,750,000 shares (pre-split) of its common stock under an S-8 Filing with the Securities and Exchange Commission to a consultant upon receipt of a written preliminary research report and proposal for the procurement of licensing rights for the sale of the Company’s AIDS drug preparation. Stock for services of $114,000 was recorded based on $0.08 per share.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE E - COMMON STOCK (CONTINUED)

On February 6, 2007, the Company entered into a one year agreement with a consultant for the purpose of finding an executive officer for the Company. The agreement provides for the consultant to be issued 3,000,000 shares (pre-split) of common stock upon the Company’s receipt of a signed confirmation of intent with an executive to act as President and Director of the Company. In addition, the agreement provides that the consultant be issued an additional 2,000,000 shares (pre-split) of common stock upon the company’s receipt of a signed letter of agreement with said executive. On February 7, 2007, upon receipt of a signed confirmation of intent with the executive, the Company authorized the issuance of 3,000,000 shares (pre-split) of common stock to the consultant under an S-8 Filing with the Securities and Exchange Commission. Stock for services was recorded in the amount of $240,000 based on $0.08 per share. At July 31, 2007, 1,000,000 shares (333,334 post-split shares) have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On March 12, 2007, the Company authorized the issuance of 750,000 shares (pre-split) of common stock to three officers as payment of accrued consulting fees to those officers in the amount of $45,000 based on $0.06 per share.

On March 20, 2007, pursuant to a letter agreement, the Company agreed to issue 1,000,000 shares (pre-split) of common stock to a consultant to serve as head of the Company’s Advisory Board. The Company recorded stock for services in the amount of $62,000 based on $0.06 per share. At July 31, 2007, the shares have yet to be issued, however they have been included in shares issued and outstanding at July 31, 2007.

On April 25, 2007, the Company authorized the issuance of 1,700,000 shares (pre-split) of common stock at $0.065 per share for cash in the amount of $110,500 pursuant to a stock purchase agreement. Deposits to acquire common stock was decreased by $110,500 as a result of this issuance.

On May 8, 2007, the Company authorized a one for three reverse split of its common stock. The reverse split was approved by NASDAQ and became effective on June 6, 2007.

Included in shares of common stock issued and outstanding at July 31, 2007, are 5,455,000 shares (1,818,334 post-split shares) authorized for issuance by the Directors of the Company which have not been issued by the Company's stock transfer agent.

NOTE F - OFFICE EQUIPMENT

Office equipment is comprised of the following at July 31,

	2007	2006
Computer equipment	$7,287	$7,287
Less: accumulated depreciation	6,405	4,484
Office equipment, net	$882	$2,803

Depreciation expense for the years ended July 31, 2007 and 2006 and for the period October 10, 2002 (Inception) to July 31, 2007 amounted to $1,921, $2,429 and $6,405, respectively.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE G - RELATED PARTY TRANSACTIONS

Loans from officers represents expenses and loans paid on behalf of the Company in the amounts of $10,439 and $51,030 and working capital loans to the Company in the amounts of $25,950 and $47,780 during the years ended July 31, 2007 and 2006, respectively. During the years ended July 31, 2007 and 2006, $17,680 and $8,200, respectively, were repaid. At April 30, 2007, $127,980 of the loans was transferred to deposits to acquire common stock on behalf of an investor. These loans at July 31, 2007 and 2006 amounting to $49,385 and $158,655, respectively, are non-interest bearing and have no stated terms of repayment.

Stock based compensation includes $62,000 and $312,750 for 1,000,000 and 1,425,000 shares of common stock issued to officers of the Company and members of its Scientific Advisory Board for consulting services during the years ended July 31, 2007 and 2006, respectively.

Due to affiliated companies amounting to $4,500 and $14,250 at July 31, 2007 and 2006, respectively, represents amounts due for rent for the Company's New York office. See Note J. The amounts are non-interest bearing and have no stated terms of repayment.

Due from affiliated company in the amount of $3,398 at July 31, 2007 represents expenses paid on behalf of the affiliated company. The amount is non-interest bearing and has no stated terms of repayment.

NOTE H – CONVERTIBLE LOAN PAYABLE

The convertible loan payable in the amount of $100,000 at July 31, 2007 represents a working capital loan. The loan is payable upon demand and the Company has the option of making payment in cash or with shares of the Company’s common stock. The loan is non-interest bearing.

NOTE I - DEPOSITS TO ACQUIRE COMMON STOCK

Deposits to acquire common stock in the amounts of $317,451 and $130,000 at July 31, 2007 and 2006, respectively, consist of the following:

Deposits received in 2006 in the amount of $130,000 from one investor represents cash received pursuant to a Securities Purchase Agreement for 1,250,000 shares of the Company's common stock. The total purchase price is $250,000. The deposit is non-interest bearing.

Deposits received in 2007 totaled $169,971 from three investors to acquire unspecified numbers of shares of the Company’s common stock. An additional $127,980 was transferred from loans from officers on behalf of one of the investors. During 2007, $110,500 of the deposits was used to issue 1,700,000 shares of common stock to one investor. Agreements with these parties are pending. The deposits are non-interest bearing.

NOTE J - RENT

The Company maintains its corporate office in New York on a month to month basis and commenced accruing monthly rent of $750 to an affiliated company beginning January 2005. Rent expense amounted to $9,000 per year for the years ended July 31, 2007 and 2006 and $23,250 for the period October 10, 2002 (Inception) to July 31, 2007, respectively.

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE J – RENT (CONTINUED)

The Company also maintains office space in Israel and pays approximately $2,451 per month, including utilities. This lease expired in September 2005. Rent expense for the years ended July 31, 2007 and 2006, and for the period October 10, 2002 (Inception) to July 31, 2007 amounted to $35,608, $18,363, and $87,702, respectively.

NOTE K - STOCK WARRANTS

In July 2006, the Company issued stock warrants as part of a Securities Purchase Agreement to purchase 200,000 shares (66,667 post-split shares) of common stock. The stock warrants have an exercise price of $1.13 per share and expire in July 2011. The stock warrants were valued at $39,371.

The following table summarizes transactions in stock warrants (post-split) through July 31, 2007:

	Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price
Balance, July 31, 2005	515,000	$1.89	381,667	$2.30
Granted	66,667	1.13	66,667	1.13
Exercised
Cancelled
Balance, July 31, 2006	581,667	1.80	448,334	2.13
Granted
Exercised
Cancelled
Balance, July 31, 2007	581,667	1.80	448,334	2.13

As of July 31, 2007, there were 581,667 (post-split) common stock warrants outstanding with a weighted average remaining life of 2.72 years and a weighted average price of $1.80.

Assumptions used to value stock warrants issued are as follows:

For the Year Ended July 31,
	2007	2006

Annual dividend	N/A	N/A
Volatility	N/A	N/A
Risk free interest rate	N/A	N/A
Expected life-years	N/A	N/A

AMAZON BIOTECH, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2007

NOTE L - COMMITMENTS AND CONTINGENCIES

The Company has long-term employment and consulting agreements with two officers of the Company. The agreements call for annual compensation between $12,000 and $106,800 and expire between June 2007 and December 2009. The agreements also include awards of the Company's common stock upon the achievement of financial targets and the achievement of projected phases in the development of the product. Future minimum consulting fees for the years ending July 31, 2008, 2009 and 2010 amount to $106,800, $106,800 and $35,600, respectively.

NOTE M - RECLASSIFICATIONS

Certain amounts in the July 31, 2006 financial statements have been reclassified to conform to the presentation in the July 31, 2007 financial statements.