Form 10QSB
period 2007-10-31
AMAZON BIOTECH INC
filed 2007-12-21
CIK 1088781

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

-------------------
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As October 31, 2007, 17,096,579 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

=============================================================

PART 1: FINANCIAL INFORMATION

ITEM 1 - CONDENSED FINANCIAL STATEMENTS

AMAZON BIOTECH, INC.
(A Development Stage Company)
BALANCE SHEETS

	October 31,	July 31,
	2007	2007
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$455	$5,475
Current portion of prepaid consulting expenses	128,333	189,451
Total Current Assets	128,788	194,926

OFFICE EQUIPMENT, net of accumulated depreciation of $6,758 and $6,405, respectively	529	882

OTHER ASSETS
Due from affiliated company	8,288	3,398
Intangible assets - production rights	300	300

Total Assets	$137,905	$199,506

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Convertible loan payable	$100,000	$100,000
Accounts payable	205,011	209,913
Accrued consulting fees - officers	283,300	257,800
Accrued payroll taxes	121,727	115,839
Accrued expenses	105,548	64,481
Due to affiliated company	6,750	4,500
Loan payable	23,400	23,400
Loans from officers	49,385	49,385
Deposits to acquire common stock	347,251	317,451
Total Current Liabilities	1,242,372	1,142,769

STOCKHOLDERS' DEFICIENCY
Preferred stock, authorized 2,000,000 shares;
$0.001 par value; no shares issued and outstanding
Common stock, authorized 50,000,000 shares;
$0.003 par value; 18,914,914 shares issued and
outstanding at October 31, 2007 and July 31, 2007, respectively	18,915	18,915
Additional contributed capital	13,485,156	13,485,156
Deficit accumulated during the development stage	(14,608,538)	(14,447,334)
Total Stockholders' Deficiency	(1,104,467)	(943,263)

Total Liabilities and Stockholders' Deficiency	$137,905	$199,506

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

			October 10, 2002
	For the Three Months Ended		(Inception)
	October 31,		to
	2007	2006	October 31, 2007

REVENUE	$-	$-	$-

COSTS AND EXPENSES
Stock based compensation			1,193,750
Stock issued for services		1,925	10,306,119
Consulting fees	15,012	8,541	159,096
Consulting fees - officers	43,200	47,400	815,851
Other general office expenses	41,505	35,743	1,212,412
Amortization of consulting fees	61,118	198,002	910,917
Depreciation	353	607	6,758
Total Costs and Expenses	161,188	292,218	14,604,903

NET OPERATING LOSS	(161,188)	(292,218)	(14,604,903)

OTHER EXPENSE
Interest	(16)	(27)	(3,635)

NET LOSS BEFORE INCOME TAXES	(161,204)	(292,245)	(14,608,538)

INCOME TAXES	-	-	-

NET LOSS	$(161,204)	$(292,245)	$(14,608,538)

NET LOSS PER SHARE OF COMMON STOCK
(basic and diluted)	$(0.01)	$(0.02)	$(1.48)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	18,914,914	14,344,098	9,903,884

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

			October 10, 2002
	For the Three Months Ended		(Inception)
	October 31,		to
	2007	2006	October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,204)	$(292,245)	$(14,608,538)
Adjustments to reconcile net loss to cash flows
from operating activities:
Stock based compensation			1,193,750
Stock issued for services		1,925	10,306,119
Amortization of consulting fees	61,118	198,002	910,917
Depreciation	353	607	6,758
Operating expenses paid by officer			37,045
Changes in assets and liabilities:
Increase in due from affiliated companies	(4,890)		(8,288)
Increase (decrease) in accounts payable	(4,902)	16,188	325,413
Increase in accrued consulting fees - officers	25,500	43,900	351,700
Increase in accrued payroll taxes	5,888	1,998	121,727
Increase in accrued expenses	41,067	2,619	110,798
Increase in due to affiliated companies	2,250	2,250	1,500
Net cash used in operating activities	(34,820)	(24,756)	(1,251,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment			(7,287)
Net cash used in investing activities	-	-	(7,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft		178
Proceeds from convertible loan payable			100,000
Proceeds from demand note payable			98,000
Payments on demand note payable			(25,000)
Proceeds from loans from officers		4,600	100,700
Payments on loans from officers		(180)	(33,380)
Proceeds from deposits to acquire common stock	29,800	10,000	429,771
Proceeds from issuance of common stock			588,750
Net cash provided by financing activities	29,800	14,598	1,258,841

Net increase (decrease) in cash	(5,020)	(10,158)	455

CASH AT BEGINNING OF PERIOD	5,475	10,158

CASH AT END OF PERIOD	$455	$-	$455

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

			October 10, 2002
	For the Three Months Ended		(Inception)
	October 31,		to
	2007	2006	July 31, 2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

CASH PAID FOR:
Interest	$16	$27	$3,619

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock for production rights			300

Capitalization of ASYST liabilities			77,055

Recharacterization of ASYST accumulated deficit
upon reverse merger			375,997

Issuance of common stock for stock based
compensation			1,193,750

Issuance of common stock for services		1,925	10,306,119

Demand note payable paid by officer			73,000

Issuance of common stock in payment of
accounts payable			120,402

Issuance of common stock for prepaid
consulting fees			1,039,250

Pay-off accrued consulting fees - officers
with loan payable			68,400

Issuance of common stock and reduction of
deposits to acquire common stock			210,500

Reclassifiation of loans from officers to
deposits to acquire common stock			127,980

Issuance of common stock in payment of
accrued consulting fees - officers			133,334

See accompanying notes to financial statements.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

NOTE A – RESTATEMENT

The balance sheet at July 31, 2007, was restated to account for the terms of a consulting agreement dated February 5, 2007 with an officer of the Company. Pursuant to the agreement 1,666,667 shares (post-split) of common stock are to be issued as a bonus for not receiving payment of accrued consulting fees due him for 2005 and 2006. The agreement also called for a decrease in his monthly fee from $8,900 to $7,500. Accrued payroll taxes were also adjusted to account for the stock based payment.

The amounts as originally filed and as restated are as follows:

	As Restated	As Originally Filed

Accrued consulting fees – officers	$257,800	$266,200
Accrued payroll taxes	115,839	91,839
Total current liabilities	1,142,769	1,127,169
Common Stock	18,915	17,248
Additional contributed capital	13,485,156	13,186,823
Deficit accumulated during the development stage	(14,447,334)	(14,131,734)
Total stockholders’ deficiency	(943,263)	(927,663)

Stock based compensation	300,000	-
Consulting fees – officers	181,200	189,600
Other general office expenses	395,132	371,132
Total costs and expenses	1,954,438	1,638,838
Net loss	(1,954,477)	(1,638,877)

NOTE B - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Amazon Biotech, Inc. annual report on Form 10-KSB/A for the year ended July 31, 2007.

AMAZON BIOTECH, INC.
(A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

NOTE C - GOING CONCERN

As shown in the accompanying financial statements, the Company has had no revenues, has negative working capital of $1,113,584, an accumulated deficit of $14,608,538, stockholders’ deficiency of $1,104,467, and is considered a company in the development stage. Management’s plans include the raising of capital through the equity markets to fund future operations. Failure to raise adequate capital could result in the Company having to curtail or cease operations. Additionally, even if the Company does raise sufficient capital to support its operating expenses, there can be no assurance that the revenue will be sufficient to enable it to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE D – SUBSEQUENT EVENTS

On December 9, 2007, the Company entered into three private placement agreements totaling 650,000 units at a price of $0.10 per unit. Each unit consists of one share of common stock and a warrant to purchase four shares of common stock at an exercise price of $0.15 per share. The warrants are exercisable for two years.

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

Recent Developments

On December 9, 2007, the Company entered into three private placement agreements for 650,000 units at a price of $0.10 per unit. Each unit consists of one share of common stock and a warrant to purchase four shares of common stock at an exercise price of $0.15 per share. The warrants are exercisable for two years.

Plan of Operation

To help substantiate our immune modulator claim, AMZ0026 has been granted an IND (investigational new drug) status and is approved for Phase I/II clinical studies by the FDA. We plan to begin Phase I/II clinical trials of our AMZ0026 drug once we receive sufficient operating capital. At present, we are unable to settle our future cash requirements.

We also plan two small studies. One is an anti-viral study comparing antiviral activity of AMZ0026 to AMZ0026-H in animals. The other is a CYP3A metabolism / inhibition study

The company has the goal of a joint venture with a multinational pharmaceutical company to conduct Phase III trials.

We also own the rights to a natural hair growth product that contains proprietary herbal ingredients. We may conduct a small study on this product following the Phase I/II clinical study of AMZ 0026.

We intend to increase the number of our employees to eight in the event we are able raise sufficient operating capital.

Purchase or Sale of Equipment

We do not expect to purchase or sell any plant or significant equipment. We expect to purchase some office equipment up to a maximum of $20,000 with a portion of any capital proceeds.

Revenues

We had no revenues for the period from October 10, 2002 (inception) through October 31, 2007. We currently have limited working capital with which to satisfy our cash requirements. As of October 31, 2007, we had negative working capital of $1,113,584. We will require significant additional capital in order to fund the Phase I/II clinical studies of our drug known as AMZ 0026.

Liquidity and Capital Resources

Our balance sheet as of October 31, 2007, reflects total assets of $137,905. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

We have financed our operations primarily through private sales of equity securities. We have accepted deposits of $29,800 during the three months ended October 31, 2007, and $169,971 during the year ended July 31, 2007, to purchase our common stock. We raised approximately $130,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ended July 31, 2006. We raised approximately $350,000 in gross proceeds from the sale of common stock and warrants in our fiscal year ended July 31, 2005. In addition, we raised approximately $268,500 in gross proceeds from the sale of common stock and warrants in our fiscal year ending July 31, 2004.

We anticipate that we will need at least $2,500,000 in additional working capital in order to satisfy our contemplated cash requirements for our current proposed plans and assumptions relating to our operations for a period of approximately 12 months. However, our expectations are based on certain assumptions concerning the costs involved in the clinical trials. These assumptions concern future events and circumstances that our officers believe to be significant to our operations and upon which our working capital requirements will depend. Some assumptions will invariably not materialize and some unanticipated events and circumstances may occur subsequent to the date of this quarterly report. We will continue to seek to fund our capital requirements over the next 12 months from the additional sale of our securities; however, it is possible that we will be unable to obtain sufficient additional capital through the sale of our securities as needed.

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

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included in Form 10-KSB for the year ended July 31, 2007, regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and the Chief Financial Officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and have concluded that the disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized, and reported in a timely manner with the exception of those controls surrounding the issuance of the Company's common stock.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

PART II: OTHER INFORMATION

Items 1, 3, 4 and 5 are not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended October 31, 2007, we did not sell or authorize the issuance of any unregistered securities.

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

AMAZON BIOTECH, INC.

December 20, 2007	/s/ Mechael Kanovsky, Ph.D.
Mechael Kanovsky, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

December 20, 2007	/s/ Simcha Edell
Simcha Edell Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)